Form 10-Q
period 1996-03-31
UNION PACIFIC RESOURCES GROUP INC
filed 1996-05-14
CIK 949061

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-13916

                      UNION PACIFIC RESOURCES GROUP INC.
            (Exact name of registrant as specified in its charter)

              UTAH                                          13-2647483
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               P.O. BOX 7, 801 CHERRY STREET, FORT WORTH, TEXAS
                   (Address of principal executive offices)

                                     76101
                                  (Zip Code)

                                (817) 877-6000
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO
      ---          ---

      As of April 30, 1996, there were 249,243,242 shares of the Registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                   Page Number
                                                                   -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
           Three Months Ended March 31, 1995 and 1996.............      1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
           At December 31, 1995 and March 31, 1996................    2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
           Three Months Ended March 31, 1995 and 1996.............      4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....    5 - 9

         INDEPENDENT ACCOUNTANTS' REPORT..........................     10


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....................   11 - 16



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS........................................   17 - 18

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.........................     19

SIGNATURE.........................................................     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

              For the Three Months Ended March 31, 1995 and 1996
                     (Millions, except per share amounts)
                                 (Unaudited)


                                                        1995            1996
                                                       ------          ------
Operating revenues: (Note 4)
   Oil and gas operations:
     Producing properties........................      $205.6          $232.0
     Plants, pipelines and marketing.............        75.6           114.2
     Other oil and gas revenues..................        17.3            12.3
                                                       ------          ------
       Total oil and gas operations..............       298.5           358.5
   Minerals......................................        26.2            31.2
                                                       ------          ------

       Total operating revenues..................       324.7           389.7
                                                       ------          ------

Operating expenses:
   Production....................................        58.0            62.8
   Exploration...................................        20.5            29.7
   Plants, pipelines and marketing...............        40.8            60.6
   Minerals......................................         1.7             1.6
   Depreciation, depletion and amortization......       106.4           123.7
   General and administrative....................        10.8            14.0
                                                       ------          ------

       Total operating expenses..................       238.2           292.4
                                                       ------          ------

Operating income.................................        86.5            97.3

Other income (expense) - net.....................        (3.9)            2.0

Interest expense - net...........................        (1.2)          (13.0)
                                                       ------          ------

Income before income taxes.......................        81.4            86.3

Income taxes.....................................       (20.2)          (27.1)
                                                       ------          ------

Net income (Note 2)..............................      $ 61.2          $ 59.2
                                                       ======          ======

Earnings per share (Note 3)......................                      $ 0.24
                                                                       ======

Weighted average shares outstanding..............                       249.9
Cash dividends per share (Note 3)................                      $ 0.05




        See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                     At December 31, 1995 and March 31, 1996
                              (Millions of Dollars)
                                   (Unaudited)

                                                      December 31,    March 31,
ASSETS                                                    1995          1996
                                                      -----------     ---------
Current assets:
   Cash and temporary investments...............       $    27.6      $    27.0
   Accounts receivable - net....................           240.1          226.5
   Inventories..................................            67.5           45.8
   Other current assets.........................            84.8           54.1
                                                       ---------      ---------

       Total current assets.....................           420.0          353.4
                                                       ---------      ---------

Properties:
   Cost.........................................         5,450.4        5,574.8
   Accumulated depreciation, depletion and
     amortization...............................        (2,686.1)      (2,814.7)
                                                       ---------      ---------

       Total properties - net...................         2,764.3        2,760.1

Intangible and other assets.....................           124.6          114.8
                                                       ---------      ---------

       Total assets.............................       $ 3,308.9      $ 3,228.3
                                                       =========      =========


        See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                     At December 31, 1995 and March 31, 1996
                              (Millions of Dollars)
                                   (Unaudited)

                                                        December 31,   March 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1995         1996
                                                        -----------    ---------
Current liabilities:
   Accounts payable.............................         $  347.0      $  306.3
   Accrued taxes payable........................             87.4          80.0
   Note payable to and advances from
     Union Pacific Corporation - net (Note 2)...            567.8         477.9
   Other current liabilities....................             64.3          64.5
                                                         --------      --------

       Total current liabilities................          1,066.5         928.7
                                                         --------      --------

Long-term debt (Note 2).........................            101.5         101.5

Deferred income taxes...........................            438.5         445.9

Other long-term liabilities (Note 5)............            390.0         391.4

Shareholders' equity (Note 2):
   Common stock, no par value; 400,000,000
     shares authorized; 249,248,603 shares
     issued and outstanding at December 31,
     1995; 249,240,755 shares issued at
     March 31, 1996.............................             --             --
   Paid-in surplus..............................            860.2         860.1
   Retained earnings............................            472.9         519.7
   Unearned compensation........................             (9.2)         (7.9)
   Deferred foreign exchange adjustment.........            (11.5)        (11.1)
   Treasury stock, at cost; 1,571 shares at
     March 31, 1996.............................             --             --
                                                         --------      --------

       Total shareholders' equity...............          1,312.4       1,360.8
                                                         --------      --------

       Total liabilities and shareholders' equity        $3,308.9      $3,228.3
                                                         ========      ========

        See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

               For the Three Months Ended March 31, 1995 and 1996
                              (Millions of Dollars)
                                   (Unaudited)


                                                           1995         1996
                                                         -------      -------
Cash provided by operations:

   Net income....................................        $  61.2      $  59.2

   Non-cash charges to income:
     Depreciation, depletion and amortization....          106.4        123.7
     Deferred income taxes.......................            9.2          7.4
     Other non-cash charges - net................            7.4          7.6

   Changes in current assets and liabilities.....          (18.1)        18.1
                                                         -------      -------

       Cash provided by operations...............          166.1        216.0
                                                         -------      -------

Investing activities:

   Capital and exploratory expenditures..........         (171.6)      (138.3)
   Proceeds from sales of assets.................           24.2         22.7
                                                         -------      -------

       Cash used by investing activities.........         (147.4)      (115.6)
                                                         -------      -------

Financing activities:

   Dividends.....................................          (31.0)       (12.4)
   Advances from (to) Union Pacific Corporation..           18.7        (89.8)
   Other financings - net........................           (2.7)         1.2
                                                         -------      -------

       Cash used by financing activities.........          (15.0)      (101.0)
                                                         -------      -------

Net change in cash and temporary investments.....            3.7         (0.6)
Cash at beginning of period......................            6.7         27.6
                                                         -------      -------

Cash at end of period............................        $  10.4      $  27.0
                                                         =======      =======


        See the notes to the condensed consolidated financial statements.

                      UNION PACIFIC RESOURCES GROUP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements include the accounts of Union Pacific Resources Group Inc. and subsidiaries, including its principal operating subsidiary Union Pacific Resources Company, and certain other affiliated companies. These consolidated operations are hereinafter referred to collectively as the "Company." The condensed consolidated financial statements, which are unaudited, have been reviewed by the Company's independent accountants whose report thereon appears on page 10. Such interim financial statements reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

     Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications have no effect on operating income or net income.

2. PRO FORMA INFORMATION - In October 1995, the Company sold 42.5 million shares of its common stock in an initial public offering (the "Offering"). Prior to consummation of the Offering, the Company was wholly owned by Union Pacific Corporation ("UPC"). UPC currently owns approximately 83% of the Company's outstanding common stock. UPC has announced that it intends, subject to the receipt of a favorable ruling from the Internal Revenue Service and the satisfaction of certain other conditions, to distribute pro rata to its shareholders as a dividend its remaining ownership interest in the Company by means of a tax-free distribution (the "Distribution"). The Distribution is expected to occur in the fourth quarter of 1996.

     Prior to the Offering (1) UPC caused the Company to own all the rights and assets historically employed by the natural resources business segment of UPC in connection with the operations presented in the consolidated financial statements and (2) the Company declared dividends to UPC totaling $1,621 million consisting of (i) a cash dividend of $912 million payable promptly after the completion of the Offering, (ii) a $650 million note payable to UPC bearing interest at 8.5% per annum payable within 90 days of the Distribution and (iii) a $59 million receivable from UPC. In addition, the Company borrowed $68 million which was used, together with the proceeds from the Offering, to pay the cash dividend of $912 million. Such transactions are reflected in the consolidated financial statements as of December 31, 1995 and thereafter.

    The following pro forma information reflects adjustments to the historical March 31, 1995 Condensed Statement of Consolidated Income necessary to give effect to the transactions described above as if such transactions had occurred at the beginning of 1995.

                                                   Three Months Ended March 31, 1995
                                                 -------------------------------------
                                                               Pro Forma    Pro Forma
                                                 Historical  Adjustments   As Adjusted
                                                 ----------  -----------   -----------
                                                 (Millions, except per share amounts)

    Operating income.....................         $ 86.5     $ (2.3) (a)    $ 84.2
    Other income - net...................           (3.9)      (1.3) (b)      (5.2)
    Interest expense.....................           (1.2)     (14.9) (c)     (16.1)
                                                  ------     ------         ------
    Income before income taxes...........           81.4      (18.5)          62.9
    Income taxes.........................          (20.2)       7.0  (d)     (13.2)
                                                  ------     ------         ------
    Net income...........................         $ 61.2     $(11.5)        $ 49.7
                                                  ======     ======         ======

    Earnings per share...........................                           $ 0.20
                                                                            ======
    Weighted average shares outstanding (e)......                            249.7
                                                                            ======




    (a) Adjustment to reflect management's estimate of additional administrative and third-party costs that the Company will incur as a result of becoming a stand-alone entity. These costs include (1) additional administrative personnel, (2) additional third-party fees such as audit fees, actuarial fees, legal fees and stock transfer fees, (3) additional stock compensation costs related to employee retention shares and (4) fees payable to UPC for certain financial guarantees provided to the Company.

    (b) Adjustment to eliminate intercompany interest income as a result of the dividend to UPC of the $59 million intercompany receivable.

    (c) Adjustment to reflect increased interest expense on the $650 million note payable to UPC at 8.5% per annum and the $68 million in bank debt at 6.1% per annum.

    (d) Adjustment to reflect decreased Federal and state income tax expense resulting from increased expenses in (a) through (c) above, calculated at an income tax rate of 37.5%.

    (e) Pro forma earnings per share is based upon the average number of shares of common stock outstanding during the period from completion of the Offering until December 31, 1995, including shares issuable upon exercise of outstanding stock options determined using the treasury stock method.

    Concurrent with the Distribution, pension assets related to UPC's funded pension plan, in which the Company participates, will be allocated between UPC and the Company. Based on the plan status as of December 31, 1995, the additional cost to the Company associated with this allocation would be approximately $6.7 million annually, which is not reflected in the pro forma financial information above. The final allocation of pension plan assets will be based on the plan status at the time of the Distribution;
    therefore, actual amounts may differ from this estimate.

3. EARNINGS PER SHARE - Earnings and dividends per share for the quarter ended March 31, 1995 have been omitted from the Condensed Statements of Consolidated Income as the Company was a wholly owned subsidiary of UPC during such period (see Note 2 for pro forma information).

4. PRICE RISK MANAGEMENT - The Company uses hydrocarbon-based derivative financial instruments to limit the effects of unfavorable hydrocarbon price movements and to retain the economic benefits of forward prices perceived to be favorable. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Hedging is generally accomplished pursuant to exchange-traded futures contracts or master swap agreements based on standard forms. The Company does not hold or issue such financial instruments for trading purposes and does not hedge any significant amount of production beyond a 24 month time frame. The Company addresses market risk by selecting hydrocarbon-based financial instruments whose historical value fluctuations correlate strongly with those of the item being hedged. Credit risk related to hedging activities is managed by requiring that counterparties meet minimum credit standards and by monthly mark-to-market analysis to determine if collateral is required. At March 31, 1996, the largest credit risk associated with any of the Company's counterparties was approximately $14.1 million, which is partially protected by a $10 million letter of credit. In connection with its futures contract hedging activity, the Company is required to deposit monies with the New York Mercantile Exchange ("NYMEX") representing contract margin requirements and deposits required relating to unrealized losses on open contracts. Such deposits are included in other current assets in the Company's Statements of Consolidated Financial Position. At March 31, 1996, the Company had made such deposits totaling $13 million, representing $6.3 million for contract margin deposits and $6.7 million relating to unrealized losses on open contracts.

    Basis risk arises from differences in the cash price of the hedged item and the underlying price of the hedging instrument. The Company uses futures contracts and price swaps denominated in NYMEX prices in its hedging activities. In order to lessen the resulting basis risk and to provide better correlation, the Company uses basis swaps in combination with these futures contracts and price swaps when relative movements in the NYMEX price do not fully correspond to movements in the cash price for a given location. Because of differences in the markets for NYMEX contracts and basis swaps, the Company may temporarily have outstanding NYMEX contracts without corresponding basis swaps, or basis swaps without corresponding NYMEX positions. During such periods, unusual market price swings may weaken correlation between the financial instrument and the underlying item being hedged, exposing the Company to potential losses. As of March 31, 1996, the Company had no significant amount of outstanding NYMEX contracts without corresponding basis swaps, or basis swaps without corresponding NYMEX positions.

    At March 31, 1996, the Company had entered into near-term futures contracts and price swaps for May-June, 1996 with respect to average natural gas sales volumes of 238 MMcfd at $1.81/Mcf (NYMEX price), which would have represented approximately 25% of its actual average daily natural gas sales for the first quarter of 1996. The unrecognized mark-to-market loss on such contracts at March 31, 1996 was $1.7 million.

    The Company also enters into long-term fixed price sales agreements for physical deliveries of natural gas and at March 31, 1996 had outstanding contracts relating to 155.8 Bcf of natural gas for periods through December 31, 2008. Average annual commitments during this period constitute no more than 4% of the Company's historical average annual natural gas sales volumes. The Company's marketing subsidiary, Union Pacific Fuels, Inc. ("UP Fuels"), enters into long-term financial contracts that, in combination with these long-term fixed price sales agreements, secure a margin on the corresponding volume positions. Where necessary, UP Fuels also enters into basis swaps, which are currently available for 1996 and 1997, to strengthen the hedge securing the margin on the corresponding positions. At March 31, 1996, long-term fixed price sales commitments for which corresponding financial positions had not been entered into totaled 70.6 Bcf at an average price of $3.03/Mcf, with a mark-to-market present value of $26.4 million. The remaining commitments for 85.2 Bcf had been offset with financial contracts for similar volumes, resulting in a $0.41/Mcf average profit on those volumes. The unrecognized mark-to-market present value on these corresponding positions comprises a $40.5 million gain on the long-term fixed price sales commitments and a $12.9 million loss on the corresponding financial contracts, resulting in a $27.6 million unrecognized mark-to-market present value margin for the Company.

    At March 31, 1996, the Company had a total unrecognized mark-to-market present value gain of $52.3 million related to all open hedging and associated risk management transactions. Such gain comprises a $66.9 million net gain on contracts for physical delivery and a $14.6 million net loss on financial contracts. Unrecognized mark-to-market gains or losses were determined based upon current market value, as quoted by recognized dealers, assuming a round lot transaction and using a mid-market convention without regard to market liquidity.

    Beginning in April 1996, the Company purchased commodity options which have the effect of locking in a minimum sales price without eliminating the Company's participation in the benefits of higher prices. As of April 30, 1996, the Company had effectively set a minimum average crude oil price of $18.04/Bbl (NYMEX price) for the last seven months of 1996 with respect to 27 MBbld, as well as a minimum average natural gas price of $2.01/Mcf for the last six months of 1996 with respect to 110 MMcfd of Texas volumes. Such volumes would have represented 55% and 12% of the Company's actual average daily sales of crude oil and natural gas, respectively, for the first quarter of 1996.

5. COMMITMENTS AND CONTINGENCIES - The Company is subject to Federal, state, provincial and local environmental laws and regulations and is currently participating in the investigation and remediation of a number of sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. Based on current rules and regulations, management does not expect future environmental obligations to have a material impact on the results of operations or financial condition of the Company.

    In the last nine years, the Company has disposed of significant pipeline, refining and producing property assets. In connection therewith, the Company has given certain representations and warranties relating to the assets sold and certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain of the disposed assets for alleged breaches of representations and warranties. Certain claims related to compliance with environmental laws remain pending. In addition, as some of the representations, warranties and indemnities related to some of the disposed assets have not expired, further claims may be made against the Company. While no assurance can be given as to the actual outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations or financial condition.

    There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part I, Item 3 - Legal Proceedings in the Company's 1995 Annual Report on Form 10-K and in Part II, Item 1 - Legal Proceedings in this report. While the Company intends to defend vigorously against these lawsuits and any similar lawsuits, if the suits with respect to the underpayment of royalties based on "posted prices" are ultimately resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, could be material.

    The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company has also entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect that these lawsuits, commitments or guarantees will have a materially adverse effect on its results of operations or financial condition.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of March 31, 1996, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Union Pacific Resources Group Inc. as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed statement of consolidated financial position as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of consolidated financial position from which it has been derived.



DELOITTE & TOUCHE LLP
Fort Worth, Texas

April 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNION PACIFIC RESOURCES GROUP INC.

                              RESULTS OF OPERATIONS

             Quarter Ended March 31, 1995 Compared to March 31, 1996

OVERVIEW

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
                                                     (Millions of dollars)
   Selected financial data:
     Total operating revenues...............        $324.7          $389.7
     Total operating expenses...............         238.2           292.4
     Operating income.......................          86.5            97.3
     Net income.............................          61.2            59.2

The Company reported net income of $59.2 million ($0.24 per share) for the quarter ended March 31, 1996, down by $2 million from $61.2 million in 1995. The decrease reflects additional general and administrative and interest expenses following the Company's October 1995 initial public offering, partially offset by improved operating results which reflect higher product prices, expanded gas plant processing volumes from additional capacity, increased pipeline throughput due to expansions, and higher income from marketing activities.

Total operating revenues advanced by $65 million (20%) to $389.7 million in 1996 primarily as a result of a $38.6 million increase in plants, pipelines and marketing revenues and a $26.4 million increase in producing property revenues. Operating expenses rose by $54.2 million (23%) to $292.4 million reflecting increases in plants, pipelines and marketing expenses ($19.8 million), depreciation, depletion and amortization expenses ($17.3 million), exploration expenses ($9.2 million), production costs ($4.8 million) and general and administrative costs ($3.2 million). Operating income increased by $10.8 million (12%) to $97.3 million.

OIL AND GAS OPERATIONS

  OPERATING REVENUES

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
                                                     (Millions of dollars)
   Operating revenues:
      Producing properties...................       $205.6          $232.0
      Plants, pipelines and marketing........         75.6           114.2
      Other oil and gas revenues.............         17.3            12.3

Producing property revenues increased by $26.4 million (13%) to $232 million. Production volumes declined by 5.2 MMcfed to reduce revenues by $3.2 million; however, this reduction was more than offset by higher product prices of

$0.20/Mcfe (12%) which added $29.6 million in revenues. Natural gas volumes increased by 40.4 MMcfd (5%) to 930.5 MMcfd. Increased production from the Austin Chalk of 82.9 MMcfd attributable to the Company's continued development drilling program was partially offset by production declines in the Gulf Coast. Crude oil volumes declined by 7 MBbld (12%) to 49.5 MBbld. All business units declined with the majority of the decrease coming from Plains/Canada and the Rockies. Natural gas liquids volumes from producing properties decreased by 0.6 MBbld (2%) to 24.7 MBbld, primarily attributable to the Rockies.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
   Production volumes - producing properties:
     Natural gas (MMcfd)....................         890.1           930.5
     Natural gas liquids (MBbld)............          25.3            24.7
     Crude oil (MBbld)......................          56.5            49.5
     Total (MMcfed).........................       1,380.9         1,375.7

                                             Three Months Ended March 31,
                                             ----------------------------
                                          1995      1996      1995      1996
                                          ----      ----      ----      ----
                                        (without Hedging)     (with Hedging)
   Average product price realizations-
      producing properties:
     Natural gas (per Mcf)............  $ 1.23    $ 1.73    $ 1.32    $ 1.59
     Natural gas liquids (per Bbl)....    8.17      9.68      8.05      9.68
     Crude oil (per Bbl)..............   16.22     17.54     16.08     16.70
     Average (per Mcfe)...............    1.60      1.97      1.65      1.85

Plants, pipelines and marketing revenues increased by $38.6 million (51%) to $114.2 million. Increased plant volumes of 33.4 MMcfed (15%), primarily attributable to the 1995 expansion of the Company's two Ozona plants in West Texas, added $5.1 million in plant revenues, while higher prices of $0.30/Mcfe (19%) added $6.9 million in revenues. Pipeline revenues advanced by $16.2 million principally as a result of the expansion of pipelines in West Texas and the Austin Chalk. Marketing revenues increased by $13.3 million due to higher natural gas margins.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
   Sales volumes - plants:
     Natural gas (MMcfd)....................          21.0            25.0
     Natural gas liquids (MBbld)............          33.2            38.1
     Total (MMcfed).........................         220.2           253.6

   Average product price realizations - plants:
     Natural gas (per Mcf)..................        $ 1.51          $ 1.72
     Natural gas liquids (per Bbl)..........          9.26           11.13
     Average (per Mcfe).....................          1.54            1.84

Other oil and gas revenues declined by $5 million from 1995 primarily as a result of a decrease in recognition of deferred revenue reflecting lower preferential volumes distributed to an investor in the Company's Section 29 limited partnership.

  OPERATING EXPENSES

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
                                                     (Millions of dollars)
   Operating expenses:
      Production..............................      $ 58.0          $ 62.8
      Exploration.............................        20.5            29.7
      Plants, pipelines and marketing.........        40.8            60.6
      Depreciation, depletion and amortization       106.4           123.7


Production expenses increased by $4.8 million (8%) to $62.8 million, largely because of increased workover expenditures in the Rockies and Austin Chalk and higher production taxes.

Exploration expenses increased by $9.2 million (45%) to $29.7 million, primarily due to higher dry hole costs and non-producing lease amortization. The increase in dry hole costs reflects exploratory drilling on prospects identified in 1995; the increase in non-producing lease amortization reflects leasing activity in the Louisiana extension of the Austin Chalk.

Operating expenses for plants, pipelines and marketing increased by $19.8 million (49%) to $60.6 million due to the expansion of pipeline assets and higher gas purchase costs at gas plants.

Depreciation, depletion and amortization expense increased by $17.3 million (16%) to $123.7 million. Depreciation, depletion and amortization related to oil and gas operations accounted for $17 million of this increase, rising to $122.7 million as a result of the $5 million writedown of an offshore Gulf Coast property, a higher asset base in plants and pipelines and a larger percentage of production coming from higher cost areas such as Austin Chalk and West Texas. On a per unit basis for producing properties, depreciation, depletion and amortization expense, excluding the writedown, increased by $0.07/Mcfe from $0.75/Mcfe to $0.82/Mcfe.

  OIL AND GAS OPERATING INCOME

Total oil and gas operating income increased by $9.2 million to $82.7 million as higher plants, pipelines and marketing operating income of $15.7 million was partially offset by lower producing property operating income of $6.5 million.

MINERALS

Minerals revenues increased by $5 million to $31.2 million primarily due to higher joint venture income of $2.8 million and an increase in royalties income of $1.6 million. Minerals expenses were down by $0.1 million. As a result, Minerals operating income increased by $5.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $3.2 million (30%) to $14 million principally reflecting increased costs associated with being a stand-alone company.

INTEREST AND OTHER INCOME

Interest expense increased by $11.8 million to $13 million, while other income/expense increased by $5.9 million to income of $2 million. The increase in interest expense reflects debt incurred in connection with the asset restructuring occurring at the time of the Company's initial public offering. The increase in other income reflects the absence of 1995 costs associated with converting to new information and accounting systems.

INCOME TAXES

Income taxes increased by $6.9 million because of higher income before taxes and the absence of a $5.3 million favorable state tax adjustment in 1995. The effective tax rate for 1996 was 31.4% (including $3.9 million of Section 29 tax credits) compared with 24.8% for 1995 (including $5.5 million of Section 29 tax credits).

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital resources include cash from operations, unused borrowing capacity under its bank credit facility and intercompany credit agreement with UPC, and proceeds from the sale of non-core assets. The Company generally funds its capital spending program through internally-generated cash flows.

Cash provided by operations for the first quarter of 1996 was $216 million, an increase of $49.9 million (30%) from the corresponding period of 1995. The increase reflects higher cash operating income from plants, pipelines and marketing ($18.8 million) and an increase in producing property revenues net of production costs ($21.6 million) partially offset by a $15 million increase in general and administrative and interest costs associated with becoming a stand-alone company. In addition, favorable changes in working capital of $18.1 million for the first quarter reflect a decrease in futures margin deposits related to the Company's hedging activities, reductions in inventories due to the sale and withdrawal of volumes in gas storage, and other favorable working capital changes, partially offset by increased Federal income tax payments principally related to the November 1995 Columbia Gas Transmission Company bankruptcy settlement.

The Company's primary needs for cash include capital expenditures for its oil and gas operations and dividends. The Company expects to refinance its existing debt.

First quarter capital expenditures were $138.3 million, a decrease of $33.3 million (19%) from the first quarter of 1995. Capital and exploratory expenditures are summarized as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1996
                                                    ------          ------
                                                     (Millions of dollars)
   Capital expenditures:
     Producing properties...................        $131.9          $122.0
     Plants, pipelines and marketing........          38.7            15.9
     Minerals and other.....................           1.0             0.4
                                                    ------          ------
     Total..................................        $171.6          $138.3
                                                    ======          ======


Capital expenditures for producing properties decreased by $9.9 million from the first quarter of 1995 reflecting a decrease in development spending partially offset by increased lease acquisition activity. Plants, pipelines and marketing expenditures were down by $22.8 million reflecting the 1995 completion of plant and pipeline construction primarily in West Texas and the Austin Chalk. In the second quarter, the Company increased its 1996 capital spending budget by $100 million to $767 million. Because of the timing of project investments, not all of this budget may be expended in 1996. Also, capital spending programs may be adjusted as business and operating conditions change.

Under the terms of the Company's intercompany credit agreement with UPC, excess funds generated or cash borrowings required by the Company are transferred to and from UPC and bear interest at 8.5% per annum. During the first quarter of 1996, the Company transferred $89.8 million to UPC in accordance with this agreement, which principally reflects the excess of the Company's cash generated from operations of $216 million over current quarter capital expenditures of $138.3 million. The intercompany credit agreement offers available credit to the Company up to a $200 million aggregate limit on net advances by UPC. None of this available credit has been utilized as of March 31, 1996.

The Company's total debt at March 31, 1996 of $580.7 million includes short-term debt of $477.9 million payable to UPC, other short-term borrowings of $1.3 million, borrowings under the Company's bank credit agreement of $68 million and tax exempt revenue bonds of $33.5 million. The short-term debt payable to UPC of $477.9 million comprises a $650 million note payable incurred at the time of the Offering which bears interest at 8.5%, partially offset by $172.1 million in cumulative advances to UPC under the intercompany credit agreement. This net debt is payable within 90 days following the Distribution, which is expected to occur in the fourth quarter of 1996. Borrowings under the bank credit agreement of $68 million bear interest at a 5.54% floating rate at March 31, 1996 and are payable in the year 2000. Available credit under the bank credit agreement at March 31, 1996 is $32 million.

Based on capital spending plans, the Company will not be able to significantly reduce its overall level of indebtedness in 1996. Therefore, prior to 90 days following the Distribution, management intends to refinance its debt portfolio with a combination of long-term fixed rate debentures and short-term commercial paper supported by a revolving credit agreement. During the first quarter of 1996, the Company received preliminary indicative ratings from credit agencies relating to its senior unsecured indebtedness ranging from A to A3. This solid investment grade rating combined with a debt to capitalization ratio of 29.9% at March 31, 1996 should allow the Company to successfully refinance its debt at favorable interest rates.

The Company paid a $0.05 per share ($12.4 million) quarterly cash dividend on its outstanding shares of common stock in January 1996, representing the first quarterly dividend following the Company's initial public offering. This compares to a cash dividend of $31 million paid to UPC in the first quarter of 1995. The Company's reduced dividend level is anticipated to offset increased interest expense resulting from changes in the Company's debt structure which occurred at the time of the Offering. In addition, on February 1, 1996, the Board of Directors declared a cash dividend of $0.05 per share payable in the second quarter of 1996.

The Company believes that, following the anticipated refinancing of its debt, cash from operations and available financing will enable it to fund its capital expenditures, dividends and working capital requirements.

                                     OUTLOOK

The Company has increased its hydrocarbon reserves consistently over the last eight years through a combination of drilling and acquisitions, while upgrading its production base by disposing of lower-margin and non-core properties. The Company expects to remain one of the most active drillers in the United States in 1996 based on the number of active drilling rigs. Drilling is expected to focus in the Austin Chalk, Gulf Coast, West Texas and East/South Texas. The Company also expects to increase its oil and gas production volume in 1996 while maintaining its reserve position. This volume growth is anticipated primarily in the Austin Chalk and West Texas. The Company will continue to review acquisition opportunities which benefit earnings and cash flow, and develop its capital structure to maximize shareholders' return and maintain financial flexibility.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 1994, the surface owners of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in the District Court of Weld County, Colorado to quiet title to minerals, including crude oil (in some of the lands) and natural gas. In September 1994, the case was removed to the U.S. District Court for the District of Colorado, but a District Court Magistrate has entered an order which, if upheld, would have the practical effect of sending the case back to the state court. The Company has filed a motion for summary judgment asking the District Court to rule as a matter of law that the Company owns the oil and gas and all minerals that are part of a severed mineral estate. No trial date is currently set. Similar claims were made under identical mineral reservations by Utah and Wyoming surface owners in cases litigated in the Federal courts of Utah and Wyoming between 1979 and 1987. In those cases, the Federal courts held as a matter of law that, under the laws of Utah and Wyoming, these mineral reservations unambiguously reserved oil and gas to Union Pacific Railroad Company ("the Railroad") and its successors. These holdings were affirmed by the United States Court of Appeals for the Tenth Circuit. While the Company believes that the rule of law applied by the Federal courts in Utah and Wyoming should also be applied under Colorado law, there are Colorado court decisions that could provide a basis for an alternative interpretation. The value of the disputed reserves in the properties subject to the lawsuit is estimated to be approximately $5 million. Approximately 400,000 acres of other lands in Weld County, Colorado are subject to mineral reservations that are in the same form as the reservations at issue in the present suit. An adverse interpretation of the reservations at issue is likely to implicate the mineral title in these other lands as well. In addition, over two million acres of lands elsewhere in Colorado are subject to the same forms of mineral reservations. Depending on the grounds of an adverse decision in the case, title to minerals held by the Company in some or all of these lands could also be affected, which might have the effect of significantly reducing the Company's interest in the Las Animas area of southeastern Colorado and the Denver-Julesburg Basin in eastern Colorado.

On August 31, 1995, the Texas General Land Office and two other royalty owners filed a suit against the Company in the Texas District Court of Fayette County, Texas. The suit alleges that the Company underpaid the plaintiffs for their royalty interest share of the Company's crude oil production in Texas, and seeks certification as a class action. Since late August 1995, the Company has been made a party to a number of other lawsuits making allegations similar to those made in the Fayette County suit. On August 25, 1995, an individual interest owner filed suit in County Court in Calhoun County, Texas and on August 31, 1995, the Lee County Attorney filed suit in the Texas District Court in Lee County on behalf of the State of Texas, Lee County and two individual royalty owners. These additional suits all name the Company and a number of other non-affiliated defendants, and all seek certification as class actions. The premise of these suits is that the Company and the other named defendants used "posted prices" to determine the amounts payable for crude oil production attributable to the plaintiffs' interests. Plaintiffs allege that these posted prices have been set consistently below "market value," and that this practice has resulted in plaintiffs and other interest owners being underpaid for their interests. The Calhoun County case makes additional claims not made in the other suits, including claims with respect to prices paid for natural gas and natural gas liquids as well as for crude oil. The Calhoun County case alleges that the defendants discriminated against plaintiffs in (1) sales of natural gas and natural gas liquids, (2) charges for transportation and other services and (3) the prices used for accounting to the plaintiffs for such sales and services. The Calhoun County suit also alleges that the Company and the other named defendants have breached fiduciary duties to certain purported class members and intentionally misrepresented the circumstances of their purchases and sales of oil. In addition, the Lee County and Calhoun County cases name the Company's marketing subsidiary, UP Fuels, and certain other affiliates of the Company as defendants. The Lee County case also alleges discriminatory practices in sales of crude oil, claims that the defendants have conspired and acted in concert to accomplish a shared unlawful purpose in making sales of crude oil, and alleges violations of numerous state statutes. These suits are similar to suits recently brought in Texas by the Texas General Land Office against eight other major crude oil producers and in New Mexico, Louisiana and Oklahoma by private royalty owners against major crude oil producers, not including the Company. Also, an additional suit has been filed in Lee County against a number of major crude oil producers. This suit, which does not name the Company, makes allegations similar to the Lee County suit described above. More recently, the Company has been brought into interest owner litigation on natural gas. In November 1995, a suit was filed against the Company in the District Court for Panola County, Texas by an individual royalty owner contending that the Company has not paid royalties on the highest price obtainable and, further, that the Company has improperly deducted costs from its interest owners. Plaintiff seeks certification as a class action. In
January 1996, the Railroad was named a party in a suit brought in the District Court for the City and County of Denver, Colorado, alleging that the Railroad and other named defendants are improperly deducting post-production costs from interest owners in gas production. The plaintiffs are individual interest owners and seek certification as a class action. One of the plaintiffs has a surface owner agreement with the Railroad. The Company has not been named as a defendant, but the Company does administer the surface owner agreements and make the payments thereunder, and has agreed to indemnify the Railroad with respect to this litigation. None of the suits articulate a theory of recovery or allege a specific amount of damages. This litigation activity against the Company and other crude oil and natural gas producers suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and in jurisdictions other than Texas. While the Company intends to defend vigorously against these lawsuits and any similar lawsuits, if suits of this type are ultimately resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, may be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         11  Computation of earnings per share

         12  Computation of ratio of earnings to fixed charges

         15  Awareness letter of Deloitte & Touche LLP dated as of May 13, 1996

         27  Financial data schedule

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1996

                                       UNION PACIFIC RESOURCES GROUP INC.
                                        (Registrant)

                                        /s/ Patrick D. Hanley
                                        ---------------------------------
                                        Patrick D. Hanley,
                                        Vice President - Finance
                                        (Chief Accounting Officer and
                                         Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX



Exhibit No.                      Description
- -----------                      -----------

    11               Computation of earnings per share

    12               Computation of ratio of earnings to fixed charges

    15               Awareness letter of Deloitte & Touche LLP dated as of
                       May 13, 1996

    27               Financial data schedule