Form 10-Q
period 1996-06-30
UNION PACIFIC RESOURCES GROUP INC
filed 1996-08-13
CIK 949061

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

YES    X     NO
     -----      -----


     As of July 31, 1996, there were 249,246,400 shares of the Registrant's common stock outstanding.

                      UNION PACIFIC RESOURCES GROUP INC.
                                    INDEX



                        PART I.  FINANCIAL INFORMATION
                                                                   Page Number
                                                                   -----------

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
           Three Months and Six Months Ended June 30, 1995 and
           1996.......................................................    1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
           At December 31, 1995 and June 30, 1996.....................  2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
           Six Months Ended June 30, 1995 and 1996....................    4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........  5 - 10

         INDEPENDENT ACCOUNTANTS' REPORT..............................    11


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................ 12 - 22



                         PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS............................................    23

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    24

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.............................    24

SIGNATURE.............................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                     (Millions, except per share amounts)
                                 (Unaudited)



                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------  -----------------
                                          1995      1996      1995     1996
                                        -------   -------   -------   -------
Operating revenues: (Note 4)
   Oil and gas operations:
     Producing properties.............. $ 215.3   $ 267.8   $ 420.9   $ 499.8
     Plants, pipelines and marketing...    87.1     125.6     162.7     239.8
     Other oil and gas revenues........     9.9       4.4      27.2      16.7
                                        -------   -------   -------   -------
       Total oil and gas operations....   312.3     397.8     610.8     756.3
   Minerals............................    29.0      30.1      55.2      61.3
                                        -------   -------   -------   -------

       Total operating revenues........   341.3     427.9     666.0     817.6
                                        -------   -------   -------   -------
Operating expenses:
   Production..........................    57.4      63.6     115.4     126.4
   Exploration.........................    22.0      32.2      42.5      61.9
   Plants, pipelines and marketing.....    45.8      65.8      86.6     126.4
   Minerals............................     2.8       2.2       4.5       3.8
   Depreciation, depletion and
       amortization....................   113.1     127.5     219.5     251.2
   General and administrative..........    12.1      16.5      22.9      30.5
                                        -------   -------   -------   -------

       Total operating expenses........   253.2     307.8     491.4     600.2
                                        -------   -------   -------   -------
Operating income.......................    88.1     120.1     174.6     217.4

Other income (expense) - net...........     3.6      (1.5)     (0.3)      0.5
Interest expense - net (Note 2)........    (1.4)    (12.5)     (2.6)    (25.5)
                                        -------   -------   -------   -------
Income before income taxes.............    90.3     106.1     171.7     192.4

Income taxes...........................   (16.7)    (35.7)    (36.9)    (62.8)
                                        -------   -------   -------   -------

Net income (Note 2).................... $  73.6   $  70.4   $ 134.8   $ 129.6
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------

Earnings per share (Note 3)............           $  0.28             $  0.52
                                                  -------             -------
                                                  -------             -------
Weighted average shares outstanding....             249.8               249.8
Cash dividends per share (Note 3)......           $  0.05             $  0.10





        See the notes to the condensed consolidated financial statements.

                      UNION PACIFIC RESOURCES GROUP INC.

           CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                    AT DECEMBER 31, 1995 AND JUNE 30, 1996
                            (Millions of Dollars)
                                 (Unaudited)

                                                  December 31,     June 30,
ASSETS                                               1995           1996
                                                  ------------     --------
Current assets:
   Cash and temporary investments...............  $   27.6        $   20.2
   Accounts receivable - net....................     240.1           225.2
   Inventories..................................      67.5            41.2
   Other current assets.........................      84.8            67.9
                                                  --------        --------

       Total current assets.....................     420.0           354.5
                                                  --------        --------
Properties (successful efforts method):
   Cost.........................................   5,450.4         5,777.7
   Accumulated depreciation, depletion and
     amortization...............................  (2,686.1)       (2,944.1)
                                                  --------        --------

       Total properties - net...................   2,764.3         2,833.6

Intangible and other assets.....................     124.6           115.6
                                                  --------        --------

       Total assets.............................  $3,308.9        $3,303.7
                                                  --------        --------
                                                  --------        --------





        See the notes to the condensed consolidated financial statements.

                      UNION PACIFIC RESOURCES GROUP INC.

           CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                    AT DECEMBER 31, 1995 AND JUNE 30, 1996
                            (Millions of Dollars)
                                 (Unaudited)

                                                  December 31,    June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1995          1996
                                                  ------------    --------
Current liabilities:
   Accounts payable.............................    $  347.0      $  293.1
   Accrued taxes payable........................        87.4          80.7
   Note payable to and advances from
     Union Pacific Corporation - net (Note 2)...       567.8         484.9
   Other current liabilities....................        64.3          67.7
                                                    --------      --------
       Total current liabilities................     1,066.5         926.4
                                                    --------      --------
Long-term debt (Note 2).........................       101.5         126.3

Deferred income taxes...........................       438.5         454.6

Other long-term liabilities (Note 5)............       390.0         377.1

Shareholders' equity (Note 2):
   Common stock, no par value; 400,000,000
     shares authorized; 249,248,603 shares
     issued and outstanding at December 31,
     1995; 249,240,397 shares issued at
     June 30, 1996..............................        --            --
   Paid-in surplus..............................       860.2         859.9
   Retained earnings............................       472.9         577.6
   Unearned compensation........................        (9.2)         (6.4)
   Deferred foreign exchange adjustment.........       (11.5)        (11.4)
   Treasury stock, at cost; 15,105 shares at
     June 30, 1996..............................        --            (0.4)
                                                    --------      --------
       Total shareholders' equity...............     1,312.4       1,419.3
                                                    --------      --------
       Total liabilities and shareholders' equity   $3,308.9      $3,303.7
                                                    --------      --------
                                                    --------      --------


        See the notes to the condensed consolidated financial statements.

                      UNION PACIFIC RESOURCES GROUP INC.

               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                            (Millions of Dollars)
                                 (Unaudited)

                                                     1995      1996
                                                    -------   -------
Cash provided by operations:

   Net income....................................   $ 134.8   $ 129.6

   Non-cash charges to income:
     Depreciation, depletion and amortization....     219.5     251.2
     Deferred income taxes.......................       8.4      16.2
     Other non-cash charges - net................      61.1      11.1

   Changes in current assets and liabilities.....      33.5       0.9
                                                    -------   -------
       Cash provided by operations...............     457.3     409.0
                                                    -------   -------
Investing activities:

   Capital and exploratory expenditures..........    (366.7)   (367.9)
   Proceeds from sales of assets.................      37.0      24.9
   Other investing activities - net..............       0.1      --
                                                    -------   -------
       Cash used by investing activities.........    (329.6)   (343.0)
                                                    -------   -------
Financing activities:

   Dividends.....................................     (62.0)    (24.9)
   Advances from (to) Union Pacific Corporation..       0.4     (82.9)
   Other financings - net........................     (53.1)     34.4
                                                    -------   -------
       Cash used by financing activities.........    (114.7)    (73.4)
                                                    -------   -------
Net change in cash and temporary investments.....      13.0      (7.4)
Cash at beginning of period......................       6.7      27.6
                                                    -------   -------
Cash at end of period............................   $  19.7   $  20.2
                                                    -------   -------
                                                    -------   -------


        See the notes to the condensed consolidated financial statements.

                      UNION PACIFIC RESOURCES GROUP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements have been reviewed by the Company's independent accountants whose report thereon appears on page 11. Such interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions with respect to the future that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes such estimates and assumptions are reasonable but such estimates and assumptions are subject to a number of uncertainties and risks which may cause actual results to differ from such estimates and assumptions. For instance, the reported value of the Company's assets may be affected by changes in the prices received for its hydrocarbon products and the cost to find, develop, produce and market such resources. Other factors that may affect the estimates and assumptions used in preparing the Company's financial statements include, but are not limited to, uncertainties inherent in estimating reserve quantities, the actions of customers and competitors, changes in governmental regulation of the Company's businesses, the availability of technology, uncertainties with respect to legal matters, changes in general economic conditions and the state of domestic capital markets.

     Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications have no effect on operating income or net income.

2. PRO FORMA INFORMATION - In October 1995, the Company sold 42.5 million shares of its common stock in an initial public offering (the "Offering"). Prior to consummation of the Offering, the Company was wholly owned by Union Pacific Corporation ("UPC"). UPC currently owns approximately 83% of the Company's outstanding common stock. UPC has announced that it intends, subject to the receipt of a favorable ruling from the Internal Revenue Service ("IRS") and the satisfaction of certain other conditions, to distribute pro rata to its shareholders as a dividend its remaining ownership interest in the Company by means of a tax-free distribution (the "Distribution"). The Distribution is expected to occur in the fourth quarter of 1996. No assurance can be given, however, that such favorable tax ruling will be obtained or that, in any event, the Distribution will occur.

     The following pro forma information reflects adjustments to the historical June 30, 1995 Condensed Statement of Consolidated Income necessary to give effect to transactions occurring in connection with the Offering and the related incurrence of additional debt as if such transactions had occurred at the beginning of 1995.

                                            Three Months Ended June 30, 1995
                                          ------------------------------------
                                                       Pro Forma    Pro Forma
                                          Historical  Adjustments  As Adjusted
                                          ----------  -----------  -----------
                                          (Millions, except per share amounts)

    Operating income.....................    $  88.1   $  (2.3)(a)    $  85.8
    Other income - net...................        3.6      (1.3)(b)        2.3
    Interest expense.....................       (1.4)    (14.9)(c)      (16.3)
                                             -------   -------        -------
    Income before income taxes...........       90.3     (18.5)          71.8
    Income taxes.........................      (16.7)      7.0 (d)       (9.7)
                                             -------   -------        -------
    Net income...........................    $  73.6   $ (11.5)       $  62.1
                                             -------   -------        -------
                                             -------   -------        -------
    Earnings per share........................................        $  0.25
                                                                      -------
                                                                      -------
    Weighted average shares outstanding (e)...................          249.7
                                                                      -------
                                                                      -------

                                             Six Months Ended June 30, 1995
                                          ------------------------------------
                                                       Pro Forma    Pro Forma
                                          Historical  Adjustments  As Adjusted
                                          ----------  -----------  -----------
                                          (Millions, except per share amounts)

    Operating income.....................    $ 174.6   $  (4.6)(a)    $ 170.0
    Other income - net...................       (0.3)     (2.6)(b)       (2.9)
    Interest expense.....................       (2.6)    (29.8)(c)      (32.4)
                                             -------   -------        -------
    Income before income taxes...........      171.7     (37.0)         134.7
    Income taxes.........................      (36.9)     14.0 (d)      (22.9)
                                             -------   -------        -------
    Net income...........................    $ 134.8   $ (23.0)       $ 111.8
                                             -------   -------        -------
                                             -------   -------        -------
    Earnings per share........................................        $  0.45
                                                                      -------
                                                                      -------
    Weighted average shares outstanding (e)...................          249.7
                                                                      -------
                                                                      -------

    (a) Adjustment to reflect management's estimate of additional administrative and third-party costs that the Company will incur as a result of becoming a public company. These costs include (1) additional administrative personnel, (2) additional third-party fees such as audit fees, actuarial fees, legal fees and stock transfer fees, (3) additional stock compensation costs related to employee retention shares and (4) fees payable to UPC for certain financial guarantees provided to the Company.

    (b) Adjustment to eliminate intercompany interest income as a result of the dividend to UPC of a $59 million intercompany receivable.

    (c) Adjustment to reflect increased interest expense on a $650 million note payable to UPC at 8.5% per annum and $68 million in bank debt at 6.1% per annum.

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

3. EARNINGS PER SHARE - Historical earnings and dividends per share for the three months and six months ended June 30, 1995 have been omitted from the Condensed Statements of Consolidated Income as the Company was a wholly owned subsidiary of UPC during such periods (see Note 2 for pro forma information).

4. PRICE RISK MANAGEMENT - The Company uses hydrocarbon-based derivative financial instruments to limit the effects of unfavorable hydrocarbon price movements and to retain the economic benefits of forward prices perceived to be favorable. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Hedging generally is accomplished pursuant to exchange-traded futures contracts or master swap agreements based on standard forms. The Company does not hold or issue such derivative financial instruments for trading purposes and does not hedge any significant amount of production beyond a 24 month time frame. The Company addresses market risk by selecting hydrocarbon-based derivative financial instruments whose historical value fluctuations correlate strongly with those of the item being hedged. Credit risk related to hedging activities is managed by requiring that counterparties meet certain minimum credit standards and by mark-to-market analysis to determine if collateral is required. At June 30, 1996, the largest credit risk associated with any of the Company's counterparties was approximately $5.2 million. In connection with its futures contract hedging activity, the Company is required to deposit monies with the New York Mercantile Exchange ("NYMEX") representing contract margin requirements and deposits required relating to unrealized losses on open contracts. Such deposits are included in other current assets in the Company's Statements of Consolidated Financial Position. At June 30, 1996, the Company had made such deposits totaling $36.3 million, representing $11.8 million for contract margin deposits and $24.5 million relating to unrealized losses on open contracts.

     Basis risk arises from differences in the cash price of the hedged item and the underlying price of the derivative financial instrument. The Company uses futures contracts and price swaps denominated in NYMEX prices in its hedging activities. In order to lessen the resulting basis risk and to provide better correlation, the Company generally uses basis swaps in combination with these futures contracts and price swaps. Because of differences in the markets for NYMEX contracts and basis swaps, the Company may temporarily have outstanding NYMEX contracts without corresponding basis swaps, or basis swaps without corresponding NYMEX positions. During such periods, unusual market price swings may weaken correlation between the derivative financial instrument and the underlying item being hedged, exposing the Company to potential losses. As of June 30, 1996, the Company had no significant volumes hedged by outstanding NYMEX contracts without corresponding basis swaps, or basis swaps without corresponding NYMEX positions.

     At June 30, 1996, the Company had entered into futures contracts and price swaps for August through December 1996 with respect to average natural gas sales volumes of 389 MMcfd at $2.22/Mcf (regional price before wellhead deductions), and for January through March 1997 with respect to average natural gas sales volumes of 40 MMcfd at $1.36/Mcf (Rockies price). Such volumes would have represented approximately 40% and 4%, respectively, of the Company's actual average daily natural gas sales for the first six months of 1996. The unrecognized mark-to-market loss on such contracts at June 30, 1996 was $11.4 million. With respect to crude oil, at June 30, 1996, the Company had entered into near-term futures contracts to hedge 9 MBbld of production for August through December 1996 at an average price of $18.61/Bbl (NYMEX price). Such volume would have represented approximately 18% of its actual average daily crude oil production for the first six months of 1996. The unrecognized mark-to-market loss on such contracts at June 30, 1996 was $0.6 million. Additionally, the Company has purchased commodity options which have the effect of locking in a minimum sales price without eliminating the Company's participation in the benefits of higher prices. As of June 30, 1996, the Company had effectively set a minimum average crude oil price of $18.04/Bbl (NYMEX price net of premium payment) for July through December 1996 with respect to 26 MBbld, as well as a minimum average natural gas price of $2.04/Mcf, net of premium payment, for August through December 1996 with respect to 178 MMcfd of Texas volumes. Such volumes would have represented 51% and 18% of the Company's actual average daily sales of crude oil and natural gas, respectively, for the first six months of 1996. The unrecognized mark-to-market loss on such crude oil and natural gas options at June 30, 1996 was $3.2 million.

     The Company also enters into long-term fixed price sales agreements for physical deliveries of natural gas and at June 30, 1996 had outstanding contracts relating to 92.7 Bcf of natural gas for periods through December 31, 2008. Average annual commitments during this period constitute no more than 2% of the Company's historical average annual natural gas sales volumes. The Company's marketing subsidiary, Union Pacific Fuels, Inc.

     ("UP Fuels"), enters into long-term financial contracts that, in combination with these long-term fixed price sales agreements, secure a margin on the corresponding volume positions. Where necessary, UP Fuels also enters into basis swaps, which are currently available for 1996 and 1997, to strengthen the hedge securing the margin on the corresponding positions. At June 30, 1996, long-term fixed price sales commitments for which corresponding financial positions had not been entered into totaled 71.0 Bcf at an average price of $2.85/Mcf, with a mark-to-market present value gain of $20.7 million. The remaining commitments for 21.7 Bcf had been offset with financial contracts for similar volumes, resulting in a $0.13/Mcf average profit on those volumes. The unrecognized mark-to-market present value gain of $2.5 million related to such hedged commitments at June 30, 1996 comprises a $9.5 million gain on the long-term fixed price sales commitments and a $7.0 million loss on the corresponding financial contracts.

     At June 30, 1996, the Company had a total unrecognized mark-to-market present value gain of $8.0 million related to all open financial and forward sales contracts used to hedge associated risk. Such gain comprises a $30.2 million net gain on contracts for physical delivery and a $22.2 million net loss on financial contracts. Unrecognized mark-to-market gains or losses were determined based upon current market value, as quoted by recognized dealers, assuming a round lot transaction and using a mid-market convention without regard to market liquidity.

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

     In the last nine years, the Company has disposed of significant pipeline, refining and producing property assets. In disposition agreements in connection therewith, the Company has made certain representations and warranties relating to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain of the disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, some of the representations, warranties and indemnities related to some of the disposed assets continue to survive under such disposition agreements. Further claims may be made against the Company under such disposition agreements or otherwise. While no assurance can be given as to the actual outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations or financial condition.

     There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part I, Item 3 - Legal Proceedings in the Company's 1995 Annual Report on Form 10-K and in Part II, Item 1 - Legal Proceedings in this report. While the Company intends to defend vigorously against the foregoing lawsuits and any similar lawsuits, if such suits are ultimately resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, could be material.

     The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect that these lawsuits, commitments or guarantees will have a materially adverse effect on its results of operations or financial condition.

     See Note 1 for risk factors that may cause actual results related to contingencies to differ from management's forward looking expectations expressed herein.

                       INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of June 30, 1996, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 1995 and 1996 and the condensed statements of consolidated cash flows for the six months ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

July 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      UNION PACIFIC RESOURCES GROUP INC.

                            RESULTS OF OPERATIONS

            QUARTER ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1996

OVERVIEW
                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1995         1996
                                                       ------       ------
                                                      (Millions of dollars)
        Selected financial data:
          Total operating revenues...............      $341.3       $427.9
          Total operating expenses...............       253.2        307.8
          Operating income.......................        88.1        120.1
          Net income.............................        73.6         70.4

The Company reported net income of $70.4 million ($0.28 per share) for the quarter ended June 30, 1996, down by $3.2 million from historical net income of $73.6 million in 1995. On a historical basis, improved operating results were more than offset by additional interest and, to a lesser extent, general and administrative expenses incurred as a public company following the Company's initial public offering in October 1995, and the absence of a 1995 favorable tax adjustment with respect to the Company's Minerals business. On a pro forma basis, after giving effect to transactions occurring at the time of the Company's initial public offering as if such transactions had occurred at the beginning of 1995, net income for the second quarter of 1996 would have been $8.3 million (13%) above pro forma second quarter 1995 net income of $62.1 million (see Note 2 to the Condensed Consolidated Financial Statements).

Operating income increased by $32.0 million (36%) to $120.1 million as a result of higher product price realizations (16%), volume growth (10%), pipeline expansions and increased marketing income. Demand for inventory rebuilding due to depleted inventory levels following the long cold winter, among other factors, has supported prices for most products. Volume growth has been achieved through drilling, property purchases, plant expansions and ethane recovery. These gains were partially offset by the cost associated with an increase in exploration activity.

Total operating revenues increased by $86.6 million (25%) to $427.9 million in 1996 resulting from an increase in producing property revenues of $52.5 million and an increase in plants, pipelines and marketing revenues of $38.5 million. Operating expenses grew by $54.6 million (22%) to $307.8 million reflecting increases in plants, pipelines and marketing expenses ($20.0 million), depreciation, depletion and amortization expense ($14.4 million), exploration expenses ($10.2 million), production costs ($6.2 million) and general and administrative costs ($4.4 million).

OIL AND GAS OPERATIONS

  OPERATING REVENUES
                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                      1995        1996
                                                     ------      ------
                                                   (Millions of dollars)
        Operating revenues:
          Producing properties...................    $215.3      $267.8
          Plants, pipelines and marketing........      87.1       125.6
          Other oil and gas revenues.............       9.9         4.4

Producing property revenues increased by $52.5 million (24%) to $267.8 million. Production volume increases of 105.5 MMcfed (8%) added $11.6 million in revenues while higher product prices of $0.27/Mcfe (16%) added $40.9 million.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                      1995        1996
                                                     ------      ------
        Production volumes - producing properties:
          Natural gas (MMcfd)....................     906.4       978.9
          Natural gas liquids (MBbld)............      20.8        29.1
          Crude oil (MBbld)......................      54.4        51.6
          Total (MMcfed).........................   1,357.6     1,463.1

                                                 Three Months Ended June 30,
                                              ----------------------------------
                                               1995      1996     1995     1996
                                              ------    ------   ------   ------
                                              (without Hedging)   (with Hedging)
        Average product price realizations -
         producing properties:
          Natural gas (per Mcf).........      $ 1.35    $ 1.73   $ 1.45   $ 1.68
          Natural gas liquids (per Bbl).        8.67      9.35     8.24     9.35
          Crude oil (per Bbl)...........       17.23     20.07    16.23    19.85
          Average (per Mcfe)............        1.72      2.05     1.74     2.01

Natural gas volumes increased by 72.5 MMcfd (8%) to 978.9 MMcfd primarily attributable to drilling success and property purchases in the Austin Chalk (86.1 MMcfd). Other volume increases from West Texas (19.4 MMcfd) primarily related to the Company's in-fill drilling program, and from the Rockies (11.1 MMcfd) principally reflecting operations improvements, partially offset declines in the Gulf Coast (39.9 MMcfd) resulting largely from the depletion of several offshore wells. Crude oil volumes decreased by 2.8 MBbld (5%) to 51.6 MBbld as a result of normal production declines in Plains Canada and the Rockies and the sale of non-core West Texas properties, partially offset by property acquisitions and continued drilling in the Austin Chalk. Natural gas liquids volumes from producing properties increased by 8.3 MBbld (40%) to 29.1 MBbld due to ethane recovery in the Rockies and Plains Canada and additional lease gas being processed by expanded plant capacity in Austin Chalk and the Rockies.

Plants, pipelines and marketing revenues increased by $38.5 million (44%) to $125.6 million. Increased plant volumes of 51.3 MMcfed (23%) added $7.5 million in plant revenues while higher prices of $0.26/Mcfe (16%) added $6.5 million in plant revenues. Pipeline revenues increased by $20.7 million to $47.4 million primarily as a result of the expansion of the Company's West Texas and Austin

Chalk pipelines. Marketing revenues increased by $6.1 million to $26.7 million primarily due to improved margins and additional marketed natural gas and natural gas liquids volumes.
                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                       1995         1996
                                                      -----        -----
        Sales volumes - plants:
          Natural gas (MMcfd)....................      22.8         25.5
          Natural gas liquids (MBbld)............      33.5         41.6
          Total (MMcfed).........................     223.8        275.1

        Average product price realizations - plants:
          Natural gas (per Mcf)..................    $ 1.71       $ 2.05
          Natural gas liquids (per Bbl)..........      9.64        11.14
          Average (per Mcfe).....................      1.62         1.88

Natural gas liquids volumes increased by 8.1 MBbld (24%) to 41.6 MBbld primarily due to the expansion of the Company's two Ozona plants in West Texas, greater retention percentages at the East Texas plant and ethane recovery at the Rockies plants, partially offset by lower throughput at Giddings plants in Austin Chalk. Natural gas volumes were up by 2.7 MMcfd (12%) to 25.5 MMcfd.

Other oil and gas revenues declined by $5.5 million primarily as a result of lower preferential volumes distributed to an investor in the Company's Section 29 limited partnership ($3.9 million).

  OPERATING EXPENSES
                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1995         1996
                                                        ----         ----
                                                      (Millions of dollars)
        Operating expenses:
          Production..............................     $ 57.4       $ 63.6
          Exploration.............................       22.0         32.2
          Plants, pipelines and marketing.........       45.8         65.8
          Depreciation, depletion and amortization      113.1        127.5

Production expenses increased by $6.2 million (11%) to $63.6 million, largely attributable to the 105.5 MMcfed volume increase. Production expenses on a per unit basis increased from $0.47/Mcfe to $0.48/Mcfe.

Exploration expenses increased by $10.2 million (46%) to $32.2 million primarily due to an increase in the dry hole provision ($5.5 million) and higher non-producing lease amortization ($3.6 million) resulting from expanded exploration activities in Austin Chalk, East Texas and North Dakota.

Operating expenses for plants, pipelines and marketing increased by $20.0 million (44%) to $65.8 million as a result of higher pipeline expenses ($14.7 million) primarily attributable to the expansion of the Company's West Texas and Austin Chalk pipelines and higher gas purchase costs at gas plants ($5.3 million).

Depreciation, depletion and amortization ("DD&A") increased by $14.4 million (13%) to $127.5 million. DD&A related to oil and gas operations accounted for $14.1 million of this increase, resulting primarily from higher producing property volumes, a larger proportion of production coming from higher cost areas such as Austin Chalk and West Texas, and a higher asset base in plants and pipelines. On a per unit basis for producing properties, DD&A increased by $0.04/Mcfe from $0.80/Mcfe to $0.84/Mcfe.

     OIL AND GAS OPERATING INCOME

Total oil and gas operating income increased by $35.0 million (47%) to $109.7 million with higher producing property operating income of $19.2 million and increased plants, pipelines and marketing operating income of $15.8 million.

MINERALS - Minerals revenues increased by $1.1 million to $30.1 million, reflecting higher soda ash joint venture income and an increase in ballast operations, partially offset by lower coal royalty income. Minerals expenses excluding DD&A were down by $0.6 million. As a result, Minerals operating income increased by $1.6 million.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $4.4 million (36%) to $16.5 million principally reflecting increased costs associated with being a public company. On a per unit basis, general and administrative expenses increased by $0.02/Mcfe (25%) to $0.10/Mcfe.

INTEREST AND OTHER INCOME - Interest expense increased by $11.1 million to $12.5 million, while other income/expense is unfavorable by $5.1 million. The increase in interest expense principally reflects debt incurred at the time of the Company's initial public offering.

INCOME TAXES - Income taxes increased by $19.0 million to $35.7 million reflecting higher income before taxes and the absence of a favorable 1995 tax adjustment in connection with the receipt of an IRS settlement related to the Company's Minerals business ($10.0 million). In addition, an unfavorable state tax adjustment of $3.0 million related to settlement of prior years' Federal income tax audits was recorded in 1996. Excluding these tax adjustments, the effective tax rate for 1996 was 30.8% (including $3.9 million of Section 29 tax credits) compared with 29.6% for 1995 (including $5.5 million of Section 29 tax credits).

            SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1996

OVERVIEW
                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       1995        1996
                                                       ----        ----
                                                     (Millions of dollars)
        Selected financial data:
          Total operating revenues...............     $666.0      $817.6
          Total operating expenses...............      491.4       600.2
          Operating income.......................      174.6       217.4
          Net income.............................      134.8       129.6

The Company reported net income of $129.6 million for the six months ended June 30, 1996, down by $5.2 million from historical net income of $134.8 million in 1995. On a historical basis, improved operating results which reflected higher product prices, increased volumes, pipeline expansions and higher income from marketing and minerals activities, were more than offset by additional interest and, to a lesser extent, general and administrative expenses incurred as a public company following the Company's initial public offering in October 1995, and the absence of a 1995 favorable tax adjustment related to the Company's Minerals business. On a pro forma basis, after giving effect to transactions occurring at the time of the Company's initial public offering as if such transactions had occurred at the beginning of 1995, net income for the first six months of 1996 would have been $17.8 million (16%) above pro forma first six months 1995 net income of $111.8 million (see Note 2 to the Condensed Consolidated Financial Statements).

Total operating revenues increased by $151.6 million (23%) to $817.6 million in 1996 resulting from an increase in producing property revenues of $78.9 million and an increase in plants, pipelines and marketing revenues of $77.1 million. Operating expenses rose by $108.8 million (22%) to $600.2 million reflecting increases in plants, pipelines and marketing expenses ($39.8 million), depreciation, depletion and amortization expense ($31.7 million), exploration expenses ($19.4 million), production costs ($11.0 million) and general and administrative costs ($7.6 million). Operating income increased by $42.8 million (25%) to $217.4 million.

OIL AND GAS OPERATIONS

  OPERATING REVENUES
                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       1995       1996
                                                      ------     ------
                                                    (Millions of dollars)
        Operating revenues:
          Producing properties...................     $420.9     $499.8
          Plants, pipelines and marketing........      162.7      239.8
          Other oil and gas revenues.............       27.2       16.7

Producing property revenues increased by $78.9 million (19%) to $499.8 million. Production volume increases of 50.5 MMcfed (4%) added $8.2 million in revenues while higher product prices of $0.23/Mcfe (14%) added $70.7 million.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       1995       1996
                                                      ------     ------
        Production volumes - producing properties:
          Natural gas (MMcfd)....................      898.3      954.7
          Natural gas liquids (MBbld)............       23.0       26.9
          Crude oil (MBbld)......................       55.5       50.6
          Total (MMcfed).........................    1,369.2    1,419.7

                                                  Six Months Ended June 30,
                                               -------------------------------
                                               1995     1996     1995     1996
                                               ----     ----     ----     ----
                                             (without Hedging)   (with Hedging)
        Average product price realizations -
         producing properties:
          Natural gas (per Mcf)........       $ 1.29   $ 1.73   $ 1.38   $ 1.64
          Natural gas liquids (per Bbl)         8.40     9.50     8.14     9.50
          Crude oil (per Bbl)..........        16.73    18.83    16.16    18.31
          Average (per Mcfe)...........         1.67     2.01     1.70     1.93

Natural gas volumes increased by 56.4 MMcfd (6%) to 954.7 MMcfd as increases from the Company's Austin Chalk development drilling program and property acquisitions were partially offset by declines in the Gulf Coast resulting from the depletion of several offshore wells. Crude oil volumes decreased by 4.9 MBbld (9%) to 50.6 MBbld as a result of normal production declines in Plains Canada and the Rockies, partially offset by property acquisitions and continued drilling in the Austin Chalk. Natural gas liquids volumes from producing properties increased by 3.9 MBbld (17%) to 26.9 MBbld with all business units showing improvement.

Plants, pipelines and marketing revenues increased by $77.1 million (47%) to $239.8 million. Increased plant volumes of 41.8 MMcfed (19%) added $12.5 million in plant revenues while higher prices of $0.27/Mcfe (17%) added $13.4 million in plant revenues. Pipeline revenues advanced by $36.3 million primarily as a result of the expansion of the Company's West Texas and Austin Chalk pipelines. Marketing revenues increased by $20.1 million due to improved margins and additional marketed natural gas and natural gas liquids volumes.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      1995        1996
                                                     -----       -----
        Sales volumes - plants:
          Natural gas (MMcfd)....................     21.9        25.3
          Natural gas liquids (MBbld)............     33.4        39.8
          Total (MMcfed).........................    222.3       264.1

        Average product price realizations - plants:
          Natural gas (per Mcf)..................   $ 1.61      $ 1.89
          Natural gas liquids (per Bbl)..........     9.45       11.14
          Average (per Mcfe).....................     1.59        1.86

Natural gas liquids volumes increased by 6.4 MBbld (19%) to 39.8 MBbld primarily due to the expansion of the Company's two Ozona plants in West Texas. Natural gas volumes were up by 3.4 MMcfd (16%) to 25.3 MMcfd.

Other oil and gas revenues declined by $10.5 million to $16.7 million primarily as a result of lower preferential volumes distributed to an investor in the Company's Section 29 limited partnership.

  OPERATING EXPENSES
                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        1995       1996
                                                       ------     ------
                                                     (Millions of dollars)
        Operating expenses:
          Production..............................     $115.4     $126.4
          Exploration.............................       42.5       61.9
          Plants, pipelines and marketing.........       86.6      126.4
          Depreciation, depletion and amortization      219.5      251.2

Production expenses increased by $11.0 million (10%) to $126.4 million largely attributable to the increase in volume. Production expenses on a per unit basis increased from $0.47/Mcfe to $0.49/Mcfe.

Exploration expenses increased by $19.4 million (46%) to $61.9 million primarily due to an increase in the dry hole provision and higher non-producing lease amortization reflecting expanded exploration activities in Austin Chalk, East Texas and North Dakota.

Operating expenses for plants, pipelines and marketing increased by $39.8 million (46%) to $126.4 million primarily due to the expansion of pipeline assets and higher gas purchase costs at gas plants.

Depreciation, depletion and amortization increased by $31.7 million (14%) to $251.2 million. DD&A related to oil and gas operations accounted for $31.1 million of this increase as a result of higher producing property volumes, the $6.2 million writedown of an offshore Gulf Coast property, a larger proportion of production coming from higher cost areas such as Austin Chalk and West Texas and a higher asset base in plants and pipelines. On a per unit basis for producing properties, DD&A, excluding the writedown, increased by $0.04/Mcfe from $0.78/Mcfe to $0.82/Mcfe.

     OIL AND GAS OPERATING INCOME

Total oil and gas operating income increased by $44.2 million (30%) to $192.4 million with higher producing property operating income of $12.5 million and higher plants, pipelines and marketing operating income of $31.7 million.

MINERALS - Minerals revenues increased by $6.1 million to $61.3 million due to higher coal and soda ash joint venture and royalty income and an increase in ballast operations. Minerals expenses excluding DD&A were down by $0.7 million. As a result, Minerals operating income increased by $6.8 million.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $7.6 million (33%) to $30.5 million principally reflecting increased costs associated with being a public company. On a per unit basis, general and administrative expenses increased by $0.02/Mcfe (25%) to $0.10/Mcfe.

INTEREST AND OTHER INCOME - Interest expense increased by $22.9 million to $25.5 million, while other income/expense is favorable by $0.8 million. The increase in interest expense principally reflects debt incurred at the time of the Company's initial public offering.

INCOME TAXES - Income taxes increased by $25.9 million to $62.8 million as a result of higher income before taxes and the absence of a favorable 1995 tax adjustment in connection with the receipt of an IRS settlement related to the Company's Minerals business ($10.0 million). In addition, an unfavorable state tax adjustment of $3.0 million related to settlement of prior years' Federal income tax audits was recorded in 1996. Excluding these tax adjustments, the effective tax rate for 1996 was 31.1% (including $7.8 million of Section 29 tax credits) compared with 27.3% for 1995 (including $11.0 million of Section 29 tax credits).

                       LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash during the first six months of 1996 included cash from operations, net proceeds from the issuance of commercial paper and proceeds from the sale of non-core assets. Cash outflows included capital expenditures for oil and gas operations, advances to UPC and dividends. The Company generally funds its capital spending program through internally-generated cash flows.

Cash provided by operations for the first six months of 1996 was $409 million, a decrease of $48.3 million (11%) from the corresponding period of 1995.
Increases in cash operating income from plants, pipelines and marketing ($37.3 million) and advances in producing property revenues net of production costs ($67.9 million) were more than offset by an increase in interest and, to a lesser extent, general and administrative costs principally associated with becoming a public company ($30.5 million), the 1996 payment of taxes related to the Columbia Gas Transmission Company bankruptcy settlement ($40.0 million) and the absence of a 1995 tax refund ($56.8 million). In addition, 1995 cash from operations benefitted from the receipt of proceeds related to expansion of the Panola pipeline ($36.0 million), which has been partially offset by a decrease in futures margin deposits related to the Company's hedging activities.

Capital expenditures for the first six months of 1996 were $367.9 million, an increase of $1.2 million from the first six months of 1995. Capital and exploratory expenditures are summarized as follows:

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                       1995       1996
                                                      ------     ------
                                                    (Millions of dollars)
        Capital expenditures:
          Producing properties...................     $296.2     $297.3
          Plants, pipelines and marketing........       69.2       64.6
          Minerals and other.....................        1.3        6.0
                                                      ------     ------
          Total..................................     $366.7     $367.9
                                                      ------     ------
                                                      ------     ------

Total producing property capital spending was essentially flat; however, higher lease acquisition costs primarily in the Austin Chalk and East Texas were offset by reduced property purchases and lower development spending. Drilling accounted for $176.6 million (59%) of the producing property expenditures with $96.2 million in the Austin Chalk. Included in 1996 are two producing property acquisitions in the Austin Chalk totaling $54.1 million.

Plants, pipelines and marketing expenditures were down by $4.6 million reflecting the completion of plant and pipeline construction in 1995 ($31.5 million) partially offset by the $27.9 million purchase of the Panola pipeline (previously leased) in June 1996.

The Company's total debt at June 30, 1996 of $611.2 million includes short-term debt of $484.9 million payable to UPC, commercial paper of $92.8 million and tax exempt revenue bonds of $33.5 million.

The short-term debt payable to UPC comprises a $650 million note payable incurred in connection with the Offering partially offset by $165.1 million in cumulative advances related to the Company's cash management agreement with UPC. Under the terms of the cash management agreement, excess funds generated or cash borrowings required by the Company are transferred to and from UPC and earn or bear interest, as the case may be, at 8.5% per annum. During the first six months of 1996, the Company transferred $82.9 million to UPC in accordance with this agreement, which principally reflects the excess of the Company's cash generated from operations of $409 million plus net financing proceeds of $34.4 million over current period capital expenditures of $367.9 million. The cash management agreement offers available credit to the Company up to a $200 million aggregate limit on net advances by UPC. None of this available credit has been utilized as of June 30, 1996. The intercompany debt is payable within 90 days following the Distribution (see "A Look Forward").

During the second quarter of 1996, the Company issued $93 million ($92.8 million after discount) of commercial paper. Proceeds were used to repay outstanding debt under the Company's bank credit agreement ($68 million) and to purchase the Panola pipeline which previously had been leased. Outstanding commercial paper, which bears interest at 5.5%, has been classified as long-term debt based on the Company's intent and ability to refinance these short-term borrowings on a long-term basis through the issuance of additional commercial paper or by using its currently available $100 million bank credit facility.

The Company also has filed a shelf registration statement with the Securities and Exchange Commission which provides the capacity to issue up to $700 million of debt securities. The extent and timing of debt issuances under the registration statement will be determined by management based on business needs and conditions in the capital markets.

The Company paid a $0.05 per share ($12.5 million) quarterly cash dividend on its outstanding shares of common stock in April 1996. This compares to a cash dividend of $31 million paid to UPC in the second quarter of 1995. In addition, on May 23, 1996, the Board of Directors declared a cash dividend of $0.05 per share payable in the third quarter of 1996.

                                A LOOK FORWARD

The Company has spent $368 million in capital during the first six months of 1996 and expects additionally to spend approximately $400 million during the last six months of 1996. Such expected spending may be affected by changes in business and operating conditions as well as by the timing of project investments. The Company expects to remain one of the most active drillers in the United States in 1996 based on the number of active drilling rigs. Drilling is expected to focus in the Austin Chalk, Gulf Coast, West Texas and East/South Texas. The Company also expects to increase its oil and gas production volume in 1996 while maintaining its reserve position. This volume growth is anticipated primarily in the Austin Chalk and West Texas. The Company will continue to pursue acquisition opportunities which benefit earnings and cash flow.

The Distribution is expected to occur in the fourth quarter of 1996. Prior to 90 days following the Distribution, when the Company's intercompany debt becomes due, management intends to refinance its existing debt portfolio with a combination of long-term fixed rate notes and debentures and short-term commercial paper supported by a revolving credit agreement. Based on the Company's investment grade credit rating and favorable debt to capitalization ratio, management believes that it will be able to refinance its debt successfully. Following the anticipated refinancing of its debt, cash from operations and available financing should enable the Company to fund its capital expenditures, dividends and working capital requirements.

                           FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, the Distribution and conditions and transactions related thereto, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture.

Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of oil, gas and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management; economic, political, judicial and regulatory developments; competition in the industry as well as competition from other sources of energy; the economics of producing certain reserves; demand and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the action of customers and competitors.

With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production volumes and estimated reserve quantities, additional factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending and acquisition programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates. With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders, the Company's results of operations and restrictions imposed by agreements between the Company and UPC may affect management's plans or ability to incur additional indebtedness or to refinance existing debt. With respect to cash flow, factors such as changes in oil and gas prices, the Company's success in acquiring producing properties, environmental matters and other contingencies, hedging activities, the Company's credit rating and debt levels, and the state of domestic capital markets may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 31, 1995, the Texas General Land Office and two other royalty owners filed a suit against the Company in the Texas District Court of Fayette County, Texas. The suit alleges that the Company underpaid the plaintiffs for their royalty interest share of the Company's crude oil production in Texas, and seeks certification as a class action. Since late August 1995, the Company has been made a party to a number of other lawsuits making allegations similar to those made in the Fayette County suit. On August 25, 1995, an individual interest owner filed suit in County Court in Calhoun County, Texas and on August 31, 1995, the Lee County Attorney filed suit in the Texas District Court in Lee County on behalf of the State of Texas, Lee County and two individual royalty owners. These additional suits all name the Company and a number of other non-affiliated defendants, and all seek certification as class actions. The premise of these suits is that the Company and the other named defendants used "posted prices" to determine the amounts payable for crude oil production attributable to the plaintiffs' interests. Plaintiffs allege that these posted prices have been set consistently below "market value," and that this practice has resulted in plaintiffs and other interest owners being underpaid for their interests. The Lee County case also alleges discriminatory practices in sales of crude oil, claims that the defendants have conspired and acted in concert to accomplish a shared unlawful purpose in making sales of crude oil, and alleges violations of numerous state statutes. The Calhoun County case makes additional claims not made in the other suits, including claims with respect to prices paid for natural gas and natural gas liquids as well as for crude oil. The Calhoun County case alleges that the defendants discriminated against plaintiffs in (1) sales of natural gas and natural gas liquids, (2) charges for transportation and other services and (3) the prices used for accounting to the plaintiffs for such sales and services. The Calhoun County suit also alleges that the Company and the other named defendants have breached fiduciary duties to certain purported class members and intentionally misrepresented the circumstances of their purchases and sales of oil. In addition, the Lee County and Calhoun County cases name the Company's marketing subsidiary, UP Fuels, and certain other affiliates of the Company as defendants. These suits are similar to suits recently brought in Texas by the Texas General Land Office against eight other major crude oil producers and in New Mexico, Louisiana, Oklahoma and Alabama by private royalty owners against a number of major crude oil producers, not including the Company. Also, an additional suit has been filed in Lee County against a number of major crude oil producers. This suit, which does not name the Company, makes allegations similar to the Lee County suit described above. None of the suits described above articulate a theory of recovery or allege a specific amount of damages. This litigation activity against the Company and other crude oil and natural gas producers suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and in jurisdictions other than Texas. While the Company intends to defend vigorously against the foregoing lawsuits and any similar lawsuits, if such suits are ultimately resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 2, 1996, in Fort Worth, Texas, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with the votes as follows:

                                          Shares           Shares
                                           For            Withheld
                                        -----------       --------
     H. Jesse Arnelle                   233,789,820        142,916
     Lynne V. Cheney                    233,720,244        212,488
     Lawrence M. Jones                  233,790,020        142,716
     Drew Lewis                         233,719,807        214,093
     Claudine B. Malone                 233,790,320        142,416
     L. White Matthews, III             233,723,420        209,370
     Jack L. Messman                    233,723,720        209,072
     John W. Poduska, Sr., Ph.D.        233,790,320        142,499
     Gary M. Stuart                     233,723,420        209,370
     Judy L. Swantak                    233,723,420        209,402
     James R. Thompson                  233,789,820        142,916
     Carl W. von Bernuth                233,723,220        209,604

     (b) The appointment of Deloitte & Touche LLP, independent public accountants, as auditors for the year ending December 31, 1996 was approved by the following vote: 233,889,570 shares for; 27,530 shares against; and 15,020 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         11  Computation of earnings per share

         12  Computation of ratio of earnings to fixed charges

         15  Awareness letter of Deloitte & Touche LLP dated as of August 13,
             1996

         27  Financial data schedule

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 1996




                                        UNION PACIFIC RESOURCES GROUP INC.
                                        (Registrant)


                                        /s/ Morris B. Smith
                                        ---------------------------------
                                        Morris B. Smith,
                                        Vice President and Chief Financial
                                          Officer
                                        (Chief Accounting Officer and
                                          Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                EXHIBIT INDEX



Exhibit No.                      Description
- -----------                      -----------
    11    Computation of earnings per share

    12    Computation of ratio of earnings to fixed charges

    15    Awareness letter of Deloitte & Touche LLP dated as of August 13, 1996

    27    Financial data schedule