Form 10-Q
period 1996-09-30
UNION PACIFIC RESOURCES GROUP INC
filed 1996-11-13
CIK 949061

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number 1-13916

                       UNION PACIFIC RESOURCES GROUP INC.
             (Exact name of registrant as specified in its charter)


              UTAH                                          13-2647483
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                      801 CHERRY STREET, FORT WORTH, TEXAS
                    (Address of principal executive offices)

                                     76102
                                   (Zip Code)

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

YES    X        NO
    ------         ------

      As of October 31, 1996, there were 249,797,348 shares of the Registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                     INDEX



                         PART I.  FINANCIAL INFORMATION

                                                                   Page Number
                                                                   -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
           Three Months and Nine Months Ended September 30, 1995
           and 1996...............................................      1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
           At December 31, 1995 and September 30, 1996............    2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
           Nine Months Ended September 30, 1995 and 1996..........      4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....    5 - 11

         INDEPENDENT ACCOUNTANTS' REPORT..........................     12


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....................   13 - 24



                         PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS........................................   24 - 25

ITEM 2:  CHANGES IN SECURITIES....................................   25 - 26

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.........................     27

SIGNATURE.........................................................     28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.

                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
     For the Three Months and Nine Months Ended September 30, 1995 and 1996
                      (Millions, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                          ---------------------       ----------------------
                                                            1995         1996           1995         1996
                                                          -------      --------       --------      --------
Operating revenues: (Note 4)
   Oil and gas operations:
     Producing properties..............                   $ 211.4      $  280.8       $  632.3      $  780.6
     Plants, pipelines and marketing...                      83.5         124.2          246.2         364.0
     Other oil and gas revenues........                      10.9           6.8           38.1          23.5
                                                          -------      --------       --------      --------
       Total oil and gas operations....                     305.8         411.8          916.6       1,168.1
   Minerals............................                      29.5          35.3           84.7          96.6
                                                          -------      --------       --------      --------
       Total operating revenues........                     335.3         447.1        1,001.3       1,264.7
                                                          -------      --------       --------      --------

Operating expenses:
   Production..........................                      41.9          63.4          157.3         189.8
   Exploration.........................                      21.8          32.2           64.3          94.1
   Plants, pipelines and marketing.....                      45.4          72.6          132.0         199.0
   Minerals............................                       2.1           2.3            6.6           6.1
   Depreciation, depletion and
      amortization.....................                     114.0         132.9          333.5         384.1
   General and administrative..........                      11.7          16.4           34.6          46.9
                                                          -------      --------       --------      --------
       Total operating expenses........                     236.9         319.8          728.3         920.0
                                                          -------      --------       --------      --------

Operating income (Note 2)..............                      98.4         127.3          273.0         344.7

Other income (expense) - net...........                       3.7          (2.4)           3.4          (1.9)
Interest expense - net (Note 2)........                      (0.8)        (12.5)          (3.4)        (38.0)
                                                          -------      --------       --------      --------

Income before income taxes.............                     101.3         112.4          273.0         304.8

Income taxes...........................                     (24.6)        (35.5)         (61.5)        (98.3)
                                                          -------      --------       --------      --------

Net income (Note 2)....................                   $  76.7      $   76.9       $  211.5      $  206.5
                                                          =======      ========       ========      ========

Earnings per share (Note 3)............                                $   0.31                     $   0.83
                                                                       ========                     ========
Weighted average shares outstanding....                                   249.8                        249.8
Cash dividends per share (Note 3)......                                $   0.05                     $   0.15

       See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                  At December 31, 1995 and September 30, 1996
                             (Millions of Dollars)

                                                                         December 31,        September 30,
                                                                            1995                1996
                                                                         ------------        -------------
                                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and temporary investments...............                           $   27.6            $   27.4
   Accounts receivable - net....................                              240.1               237.3
   Inventories..................................                               67.5                39.1
   Other current assets.........................                               84.8                36.4
                                                                           --------            --------

       Total current assets.....................                              420.0               340.2
                                                                           --------            --------

Properties (successful efforts method):
   Cost.........................................                            5,450.4             5,981.0
   Accumulated depreciation, depletion and
     amortization...............................                           (2,686.1)           (3,069.5)
                                                                           --------            --------

       Total properties - net...................                            2,764.3             2,911.5

Intangible and other assets.....................                              124.6               115.4
                                                                           --------            --------

       Total assets.............................                           $3,308.9            $3,367.1
                                                                           ========            ========





       See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                  At December 31, 1995 and September 30, 1996
                             (Millions of Dollars)

                                                                           December 31,      September 30,
                                                                              1995              1996
                                                                           -----------       ------------
                                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................                           $  347.0            $  293.1
   Accrued taxes payable........................                               87.4               109.9
   Note payable to and advances from
     Union Pacific Corporation - net (Note 2)...                              567.8                --
   Other current liabilities....................                               64.3                68.5
                                                                           --------            --------

       Total current liabilities................                            1,066.5               471.5
                                                                           --------            --------

Long-term debt (Notes 2 and 5):
   Note payable to and advances from Union
     Pacific Corporation - net, refinanced in
     October 1996...............................                               --                 444.4
   Other long-term debt.........................                              101.5               127.2
                                                                           --------            --------

       Total long-term debt.....................                              101.5               571.6
                                                                           --------            --------

Deferred income taxes...........................                              438.5               463.9

Other long-term liabilities (Note 7)............                              390.0               375.5

Shareholders' equity (Notes 2 and 6):
   Common stock, no par value; 400,000,000
     shares authorized; 249,248,603 shares
     issued and outstanding at December 31,
     1995; 249,271,190 shares issued at
     September 30, 1996.........................                               --                  --
   Paid-in surplus..............................                              860.2               860.2
   Retained earnings............................                              472.9               642.0
   Unearned compensation........................                               (9.2)               (5.3)
   Deferred foreign exchange adjustment.........                              (11.5)              (11.3)
   Treasury stock, at cost; 37,516 shares at
     September 30, 1996.........................                                --                 (1.0)
                                                                           --------            --------

       Total shareholders' equity...............                            1,312.4             1,484.6
                                                                           --------            --------

       Total liabilities and shareholders' equity                          $3,308.9            $3,367.1
                                                                           ========            ========


       See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
             For the Nine Months Ended September 30, 1995 and 1996
                             (Millions of Dollars)
                                  (Unaudited)

                                                                              1995             1996
                                                                             ------           -----
Cash provided by operations:

   Net income....................................                           $ 211.5           $ 206.5

   Non-cash charges to income:
     Depreciation, depletion and amortization....                             333.5             384.1
     Deferred income taxes.......................                             (15.5)             25.5
     Other non-cash charges - net................                              47.9              61.2

   Changes in current assets and liabilities.....                              (6.3)             52.4
                                                                            -------           -------

       Cash provided by operations...............                             571.1             729.7
                                                                            -------           -------

Investing activities:

   Capital and exploratory expenditures..........                            (535.5)           (615.7)
   Proceeds from sales of assets.................                              43.0              24.9
   Other investing activities - net..............                               0.1              (1.8)
                                                                            -------           -------

       Cash used by investing activities.........                            (492.4)           (592.6)
                                                                            -------           -------

Financing activities:

   Dividends.....................................                             (93.0)            (37.3)
   Advances from (to) Union Pacific Corporation..                              75.7            (123.4)
   Other financings - net........................                             (57.4)             23.4
                                                                            -------           -------

       Cash used by financing activities.........                             (74.7)           (137.3)
                                                                            -------           -------

Net change in cash and temporary investments.....                               4.0              (0.2)
Cash at beginning of period......................                               6.7              27.6
                                                                            -------           -------

Cash at end of period............................                           $  10.7           $  27.4
                                                                            =======           =======





       See the notes to the condensed consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Deloitte & Touche LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes such estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company's estimates and assumptions. For instance, the Company's estimate of recoverability of the carrying amount of its oil and gas properties may be affected by changes in the prices received for its hydrocarbon products as well as by changes in the cost to develop, produce and market such resources. Other factors that may affect the estimates and assumptions used in preparing the Company's financial statements include, but are not limited to, uncertainties inherent in estimating reserve quantities, the actions of customers and competitors, changes in governmental and tax regulation of the Company's businesses, the availability of technology, uncertainties with respect to legal matters, changes in general economic conditions and the state of domestic capital markets.

    Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications have no effect on operating income or net income.

2.  SPINOFF FROM UNION PACIFIC CORPORATION - In October 1995, the Company sold
    42.5 million shares of its common stock in an initial public offering (the "Offering"). Prior to consummation of the Offering, the Company was wholly owned by Union Pacific Corporation ("UPC"). As of September 30, 1996, UPC owned approximately 83% of the Company's outstanding common stock.

    As a result of the Offering and related transactions, historical results of operations prior to October 1995 are not directly comparable to those of the ongoing entity. The following pro forma information reflects adjustments to the historical September 30, 1995 Condensed Statements of Consolidated Income necessary to give effect to transactions occurring in connection with the Offering and the related incurrence of additional debt as if such transactions had occurred at the beginning of 1995.

                                                               Three Months Ended September 30, 1995
                                                               -------------------------------------
                                                                             Pro Forma
                                                                Historical  Adjustments   Pro Forma
                                                                ----------  -----------   ---------
                                                                (Millions, except per share amounts)
    Operating income.....................                        $  98.4     $  (2.3)(a)   $  96.1
    Other income - net...................                            3.7        (1.2)(b)       2.5
    Interest expense.....................                           (0.8)      (14.8)(c)     (15.6)
                                                                 -------     -------       -------
    Income before income taxes...........                          101.3       (18.3)         83.0
    Income taxes.........................                          (24.6)        6.8 (d)     (17.8)
                                                                 -------     -------       -------
    Net income...........................                        $  76.7     $ (11.5)      $  65.2
                                                                 =======     =======       =======

    Earnings per share........................................                             $  0.26
                                                                                           =======
    Weighted average shares outstanding (e)...................                               249.7
                                                                                           =======

                                                              Nine Months Ended September 30, 1995
                                                              ------------------------------------
                                                                           Pro Forma
                                                              Historical  Adjustments   Pro Forma
                                                              ----------  -----------   ---------
                                                              (Millions, except per share amounts)
    Operating income.....................                      $ 273.0    $  (6.9)(a)    $ 266.1
    Other income - net...................                          3.4       (3.8)(b)       (0.4)
    Interest expense.....................                         (3.4)     (44.6)(c)      (48.0)
                                                               -------    -------        -------
    Income before income taxes...........                        273.0      (55.3)         217.7
    Income taxes.........................                        (61.5)      20.8 (d)      (40.7)
                                                               -------    -------        -------
    Net income...........................                      $ 211.5    $ (34.5)       $ 177.0
                                                               =======    =======        =======

    Earnings per share........................................                           $  0.71
                                                                                         =======
    Weighted average shares outstanding (e)...................                             249.7
                                                                                         =======

    (a) Adjustment to reflect management's estimate of additional administrative and third-party costs that the Company would incur as a result of becoming a stand-alone public company. These costs include (1) additional administrative personnel, (2) additional third-party fees such as audit fees, actuarial fees, legal fees and stock transfer fees, (3) additional stock compensation costs related to employee retention shares and (4) fees payable to UPC for certain financial guarantees provided to the Company.

    (b) Adjustment to eliminate intercompany interest income as a result of the dividend to UPC of a $59 million intercompany receivable.

    (c) Adjustment to reflect increased interest expense on a $650 million note payable to UPC at 8.5% per annum and $68 million in bank debt at 6.1% per annum.

    (d) Adjustment to reflect decreased Federal and state income tax expense resulting from increased expenses in (a) through (c) above, calculated at an assumed income tax rate of 37.5%.

    (e) Pro forma earnings per share is based upon the average number of shares of common stock outstanding during the period from completion of the Offering until December 31, 1995, including shares issuable upon exercise of outstanding stock options determined using the treasury stock method.

      Concurrent with the Offering, UPC announced its intention to distribute its remaining ownership interest in the Company to its shareholders as a dividend by means of a tax free distribution (the "Distribution"). On October 15, 1996, the Distribution was consummated.

      In connection with the Distribution, pension assets related to UPC's funded pension plan, in which the Company participated, have been allocated between UPC and the Company, and the Company has adopted a new pension plan with substantially the same terms as those contained in the UPC pension plan. The additional cost to the Company associated with the allocation of pension assets between UPC and the Company is expected to be approximately $6 million annually. The final allocation of pension assets is not reflected in the Company's financial statements as of September 30, 1996 or in the pro forma financial information provided above.

3. EARNINGS PER SHARE - Historical earnings and dividends per share for the three months and nine months ended September 30, 1995 have been omitted from the Condensed Statements of Consolidated Income as the Company was a wholly owned subsidiary of UPC during such periods (see Note 2 for pro forma information).

4. PRICE RISK MANAGEMENT - The Company uses derivative financial instruments from time to time to reduce risks associated with hydrocarbon price volatility. While the use of these hedging arrangements may limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. Hedging generally is accomplished pursuant to exchange-traded futures contracts, options or master swap agreements based on standard forms. The Company addresses market risk by selecting hydrocarbon-based derivative financial instruments whose historical value fluctuations correlate with those of the item being hedged. Basis risk, which arises from differences between the cash price of the hedged item and the underlying price contained in the derivative financial instrument, is managed by using basis swaps in combination with futures contracts and price swaps. Credit risk is managed by requiring that counterparties meet certain minimum credit standards and by conducting mark-to-market analysis to review potential exposure and determine if collateral is required. At September 30, 1996, the largest credit risk associated with any of the Company's counterparties was approximately $3.2 million. At September 30, 1996, the Company had made deposits totaling $21.0 million with the New York Mercantile Exchange ("NYMEX") related to its futures contract hedging activity. Such deposits, included in other current assets in the Company's Statements of Consolidated Financial Position, represent $15.1 million for contract margin deposits and $5.9 million for unrealized losses on open contracts.

      At September 30, 1996, the Company had futures contracts and price swaps for November and December 1996 with respect to 417 MMcfd of natural gas at $2.20/Mcf (regional price before wellhead deductions), and for January through March 1997 with respect to 40 MMcfd of natural gas at $1.36/Mcf (Rockies price), with an unrecognized mark-to-market gain of $3.5 million. With respect to crude oil, at September 30, 1996, the Company had near-term futures contracts to hedge 21 MBbld of production for October through December 1996 at $18.74/Bbl (NYMEX price), and 20 MBbld of production for January through December 1997 at $20.23/Bbl, with an unrecognized mark-to-market loss of $13.2 million. Additionally, the Company has purchased commodity options which have the effect of locking in a minimum sales price without eliminating the Company's participation in the benefits of higher prices. At September 30, 1996, the Company had purchased such options for October through December 1996 with respect to 19 MBbld of crude oil at $18.05/Bbl (NYMEX price net after premium payment), and for November and December 1996 with respect to 160 MMcfd of Texas natural gas at $2.04/Mcf (net after premium payment). The unrecognized mark-to-market gain on such options at September 30, 1996 was $1.7 million.

      At September 30, 1996, the Company had outstanding long-term fixed price sales contracts relating to 87.6 Bcf of natural gas for delivery through December 31, 2008, representing no more than 2% of the Company's historical average annual natural gas sales volumes. At September 30, 1996, 13.3 Bcf of such commitments had been offset with financial contracts for similar volumes, resulting in a $0.12/Mcf average profit on those volumes. The unrecognized mark-to-market present value gain related to such hedged commitments at September 30, 1996 comprises a $1.4 million gain on the long-term fixed price sales commitments and a $0.7 million loss on the corresponding financial contracts. The remaining unhedged fixed price sales commitments at September 30, 1996 totaled 74.3 Bcf at an average price of $2.89/Mcf, with an unrecognized mark-to-market fair value of $33.4 million.

      At September 30, 1996, the Company had a total unrecognized mark-to-market present value gain of $26.1 million related to all open financial and fixed price sales contracts used to hedge associated price risk. Such gain comprises a $34.8 million net gain on contracts for physical delivery and an $8.7 million net loss on financial contracts.

5. DEBT - The Company has entered into a $900 million revolving credit agreement, effective in September 1996, which matures in August 2001. Borrowings under the revolving credit agreement, at the Company's election, bear interest either at a spread over London Interbank Offered Rate ranging from .115% to .225% or at a spread over domestic certificate of deposit rates ranging from .24% to .35%, in each case depending on the rating of the Company's senior unsecured indebtedness. There are no outstanding borrowings under the revolving credit agreement at September 30, 1996. Concurrent with the effective date of the revolving credit agreement, the Company terminated its previous bank credit agreement, borrowings under which had been repaid in the second quarter of 1996 with proceeds from the issuance of the Company's commercial paper.

      In October 1996, the Company issued $200 million aggregate principal amount of 7% notes due October 15, 2006 and $200 million aggregate principal amount of 7.5% debentures due October 15, 2026. Net proceeds from the sale of such securities were used to repay a portion of the Company's note payable to UPC. The remainder of such note payable to UPC was repaid in October 1996 with proceeds from additional issuances of the Company's commercial paper.

      Outstanding commercial paper has been classified as long-term debt reflecting the Company's intent to maintain these short-term borrowings on a long-term basis either through the continued issuance of commercial paper and/or through new long-term financings, or by using its currently available long-term credit facility if alternative financing is not available.

      In November 1996, the Company issued $150 million aggregate principal amount of 7.5% debentures due November 1, 2096. Net proceeds from the sale of such securities will be used for general corporate purposes, including working capital and capital expenditures.

6. COMMON STOCK - In September 1996, the Company announced its plan to institute an Employee Stock Ownership Plan ("ESOP"). The ESOP will purchase 3.7 million shares or $101.8 million of newly issued common stock (the "ESOP Shares") from the Company, whichever is of greater value as measured on the date of purchase. Such ESOP Shares will be purchased with the proceeds from a 30-year loan from the Company. The ESOP Shares will be used to fund obligations under the Company's 401(k) Thrift Plan. All regular employees of the Company will be eligible to participate in the ESOP immediately upon the effective date which is expected to be January 1, 1997. Common stock held by the ESOP will not be included in the computation of earnings per share until such ESOP Shares are released to fund employee benefits.

      In October 1996, the Company instituted a Broad-Based Stock Ownership Program ("BBOP") within its 1995 Stock Option and Retention Stock Plan. Under the BBOP, 128,350 shares of common stock were issued to employees in October 1996 as restricted stock with a vesting period of one year. Beginning in 1997, the Company anticipates making stock option grants to all eligible employees annually for at least five years. The BBOP includes provisions requiring employees eventually to achieve and maintain certain minimum stock ownership levels.

      At the time of the Distribution, outstanding UPC incentive stock options ("ISOs") held by Company employees were converted into 542,816 Company ISOs.

      On October 28, 1996, the Board of Directors adopted a shareholder rights plan with a "flip-in" threshold of 15% to ensure that all shareholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against the use of coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. Under the related Rights Agreement, the Company declared a dividend of one right ("Right") for each outstanding share of common stock to shareholders of record on November 7, 1996. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at $135 subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten days following a public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of the Company's outstanding common stock.

      The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being redeemed. Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Company common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

      The Rights should not interfere with any merger or other business combination approved by the Company since the Board of Directors may, at its option, at any time prior to the close of business on the earlier of the tenth day following the Stock Acquisition Date (as defined in the Rights Agreement) or October 28, 2006, redeem all but not less than all of the then outstanding Rights at $.01 per Right. The Rights expire on October 28, 2006, and do not have voting power or dividend privileges.

      The Company has 100 million shares of no par value preferred stock authorized, none of which are outstanding.

7. COMMITMENTS AND CONTINGENCIES - The Company is subject to Federal, state, provincial and local environmental laws and regulations and currently is participating in the investigation and remediation of a number of sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability.
      Management does not expect future environmental obligations to have a material impact on the results of operations, financial condition or cash flows of the Company.

      In the last ten years, the Company has disposed of significant pipeline, refining and producing property assets. In disposition agreements in connection therewith, the Company has made certain representations and warranties relating to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain of the disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, some of the representations, warranties and indemnities related to some of the disposed assets continue to survive under such disposition agreements. Further claims may be made against the Company under such disposition agreements or otherwise. While no assurance can be given as to the actual outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations or financial condition.

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

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of September 30, 1996, and the related condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 1995 and 1996 and the condensed statements of consolidated cash flows for the nine months ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

October 14, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      UNION PACIFIC RESOURCES GROUP INC.

                            RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1996

OVERVIEW

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                              1995            1996
                                                                            --------        --------
                                                                             (Millions of dollars)
        Selected financial data:
          Total operating revenues...............                           $ 335.3          $ 447.1
          Total operating expenses...............                             236.9            319.8
          Operating income.......................                              98.4            127.3
          Net income.............................                              76.7             76.9

NET INCOME of $76.9 million for the third quarter of 1996 was up by $0.2 million from $76.7 million in 1995. Improved operating results were offset by additional interest expense and, to a lesser extent, general and administrative costs incurred as a result of being a stand-alone public company beginning in October 1995, as well as by the absence of a favorable 1995 tax adjustment. On a pro forma basis, after giving effect to certain transactions occurring at the time of the Company's initial public offering as if such transactions had occurred at the beginning of 1995, net income would have been $11.7 million (18%) above third quarter 1995 pro forma net income (see Note 2 to the Condensed Consolidated Financial Statements).

OPERATING INCOME increased by $28.9 million (29%) over 1995 levels resulting from higher product price realizations (26%), volume growth (9%) and favorable minerals income. Demand for hydrocarbons to replenish inventory, the unresolved Iraqi situation and lost production capacity at Mexico's Cactus processing plant are among the factors which have supported product prices. Volume growth has been achieved through drilling, property purchases, plant expansion and ethane recovery. These gains were partially offset by the cost associated with an increase in exploration activity and an increase in general and administrative expenses associated with being a stand-alone public company.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                               1995            1996
                                                                             --------        --------
                                                                             (Millions of dollars)
        Operating income:
          Oil and gas operations.................                            $ 83.4          $ 111.9
          Minerals...............................                              27.2             32.7
          General and administrative.............                             (12.2)           (17.3)

OIL AND GAS OPERATIONS

  OPERATING REVENUES

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                              1995             1996
                                                                            --------         --------
                                                                             (Millions of dollars)
        Operating revenues:
          Producing properties...................                           $ 211.4          $ 280.8
          Plants, pipelines and marketing........                              83.5            124.2
          Other oil and gas revenues.............                              10.9              6.8

PRODUCING PROPERTY REVENUES increased by $69.4 million (33%) to $280.8 million. Production volume increases of 103.4 MMcfed (8%) added $13.8 million in revenues while product price increases of $0.40/Mcfe (24%) added another $55.6 million in revenues.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                             1995              1996
                                                                            -------          -------
        Production volumes - producing properties:
          Natural gas (MMcfd)....................                             919.9            981.5
          Natural gas liquids (MBbld)............                              22.9             29.2
          Crude oil (MBbld)......................                              50.3             51.0
          Total (MMcfed).........................                           1,359.4          1,462.8

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                  1995      1996     1995     1996
                                                                  ----      ----     ----     ----
                                                                (without Hedging)   (with Hedging)
        Average product price realizations -
         producing properties:
          Natural gas (per Mcf)........                          $ 1.15    $ 1.73   $ 1.41   $ 1.78
          Natural gas liquids (per Bbl)                            7.69     11.13     8.25    11.13
          Crude oil (per Bbl)..........                           15.83     20.23    16.13    19.12
          Average (per Mcfe)...........                            1.50      2.10     1.69     2.09

Natural gas volumes increased by 61.6 MMcfd (7%) to 981.5 MMcfd with more than the entire variance attributable to drilling success in the Austin Chalk (70.8 MMcfd). Volume increases from West Texas related to the in-fill drilling program were more than offset by declines in the Gulf Coast resulting largely from the depletion of several offshore wells and lower production from the Rockies.

Crude oil volumes increased by 0.7 MBbld (1%) to 51.0 MBbld as property acquisitions and continued drilling in the Austin Chalk were partially offset by normal production declines in Plains/Canada and the Rockies, and the sale of non-core West Texas properties.

Natural gas liquids volumes ("Ngls") from producing properties increased by 6.3 MBbld (27%) to 29.2 MBbld due to ethane recovery in the Rockies and Plains/

Canada, and additional lease gas being processed by expanded plant capacity in Austin Chalk and the Rockies.

PLANTS, PIPELINES AND MARKETING REVENUES increased by $40.7 million (49%) to $124.2 million. Increased plant volumes of 38.6 MMcfed (17%) added $5.2 million in plant revenues while higher prices of $0.63/Mcfe (43%) added another $15.3 million in revenues. Pipeline revenues increased by $17.4 million to $54.4 million primarily as a result of increased prices and throughput at Ozona (West Texas) and Ferguson/Burleson (Austin Chalk), partially offset by lower throughput and tariff rates at Wahsatch (Rockies). Marketing revenues increased by $3.0 million primarily due to improved Ngl margins and smaller lower-of-cost-or-market inventory adjustments. Ngl margins were favorably affected by the increase in product prices.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                               1995            1996
                                                                             --------        --------
        Sales volumes - plants:
          Natural gas (MMcfd).......................                           28.0             32.3
          Natural gas liquids (MBbld)...............                           33.0             38.7
          Total (MMcfed)............................                          225.9            264.5

        Average product price realizations - plants:
          Natural gas (per Mcf).....................                         $ 1.20           $ 1.79
          Natural gas liquids (per Bbl).............                           8.94            12.74
          Average (per Mcfe)........................                           1.45             2.08

Natural gas liquids volumes increased by 5.7 MBbld (17%) to 38.7 MBbld primarily due to the 1995 expansion of one of the Company's Ozona plants in West Texas and greater retention percentages at the East Texas plant reflecting third parties' elections to reject liquids. Natural gas volumes were up by 4.3 MMcfd (15%) to 32.3 MMcfd.

OTHER OIL AND GAS REVENUES declined by $4.1 million (38%) primarily as a result of a 1996 loss on the sale of a West Texas property and the absence of a 1995 gain on sale of non-core assets.

  OPERATING EXPENSES

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                               1995        1996
                                                                             --------    --------
                                                                             (Millions of dollars)
        Operating expenses:
          Production..............................                           $ 41.9       $ 63.4
          Exploration.............................                             21.8         32.2
          Plants, pipelines and marketing.........                             45.4         72.6
          Depreciation, depletion and amortization                            114.0        132.9

PRODUCTION EXPENSES increased by $21.5 million (51%) largely attributable to higher production taxes ($20.6 million) reflecting the absence of a 1995 favorable production tax audit settlement ($12.0 million), an unfavorable 1996 ad valorem tax adjustment ($4.5 million) and higher producing property revenues. Principally as a result of such settlement and adjustment, production expenses on a per unit basis increased from $0.33/Mcfe to $0.47/Mcfe.

EXPLORATION EXPENSES increased by $10.4 million (48%) primarily due to an increase in the dry hole provision and higher non-producing lease amortization resulting from expanded exploration and leasing activity.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING increased by $27.2 million (60%) as plant and pipeline gas purchase costs increased by $25.4 million due to higher prices and increased throughput.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased by $18.9 million (17%) to $132.9 million. Of this increase, $18.4 million was attributable to oil and gas operations, resulting from higher producing property volumes ($7.6 million), a larger proportion of production coming from higher cost areas such as Austin Chalk and West Texas ($8.1 million) and a higher asset base in plants and pipelines ($2.9 million). On a per unit basis for producing properties, DD&A increased by $0.05/Mcfe from $0.80/Mcfe to $0.85/Mcfe.

      OIL AND GAS OPERATING INCOME

Total oil and gas operating income increased by $28.5 million (34%) with higher producing property operating income of $17.9 million and increased plants, pipelines and marketing operating income of $10.6 million.

MINERALS - Minerals operating income increased by $5.5 million (20%) to $32.7 million primarily due to higher soda ash joint venture income of $2.4 million reflecting higher soda ash prices, and an increase in coal royalty income of $2.5 million associated with more tons being mined from the Company's leases.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $4.7 million (40%) to $16.4 million principally reflecting increased costs associated with being a stand-alone public company. On a pro forma per unit basis, general and administrative expenses remained flat at $0.10/Mcfe (see Note 2 to the Condensed Consolidated Financial Statements).

INTEREST AND OTHER INCOME - Interest expense increased by $11.7 million to $12.5 million, while other income/expense was unfavorable by $6.1 million. The increase in interest expense principally reflects debt incurred at the time of the Company's initial public offering in October 1995. The change in other income/expense primarily reflects lower interest income and costs related to the Company's October 1996 spinoff from UPC.

INCOME TAXES - Income taxes increased by $10.9 million to $35.5 million due to higher income before taxes and the absence of a 1995 favorable state tax adjustment ($6.9 million) with respect to a 1994 acquisition. Excluding such adjustment, the effective tax rate for 1996 was 31.6% (including $3.9 million of Section 29 tax credits) compared with an adjusted 31.1% for 1995 (including $5.5 million of Section 29 tax credits).

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1996

OVERVIEW

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                             1995            1996
                                                                          ---------        ---------
                                                                             (Millions of dollars)
        Selected financial data:
          Total operating revenues...............                         $ 1,001.3        $ 1,264.7
          Total operating expenses...............                             728.3            920.0
          Operating income.......................                             273.0            344.7
          Net income.............................                             211.5            206.5

NET INCOME of $206.5 million for the nine months ended September 30, 1996 was down by $5.0 million from $211.5 million in 1995. Improved operating results which reflected higher product prices, increased volumes and higher income from marketing and minerals activities, were more than offset by additional interest expense and, to a lesser extent, general and administrative costs incurred as a result of being a stand-alone public company following the Company's initial public offering in October 1995, and the absence of favorable 1995 tax adjustments. On a pro forma basis, after giving effect to certain transactions occurring at the time of the Company's initial public offering as if such transactions had occurred at the beginning of 1995, net income would have been $29.5 million (17%) above year-to-date 1995 pro forma net income (see Note 2 to the Condensed Consolidated Financial Statements).

OIL AND GAS OPERATIONS

  OPERATING REVENUES

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                             1995              1996
                                                                            -------          -------
                                                                             (Millions of dollars)
        Operating revenues:
          Producing properties...................                           $ 632.3          $ 780.6
          Plants, pipelines and marketing........                             246.2            364.0
          Other oil and gas revenues.............                              38.1             23.5

PRODUCING PROPERTY REVENUES increased by $148.3 million (23%) to $780.6 million. Production volume increases of 68.1 MMcfed (5%) added $22.0 million in revenues while product price increases of $0.29/Mcfe (17%) added another $126.2 million in revenues. Natural gas volumes increased by 58.2 MMcfd (6%) to 963.7 MMcfd as increases from the Company's Austin Chalk development drilling program and property acquisitions were partially offset by declines in the Gulf Coast resulting from the depletion of several offshore wells. Crude oil volumes decreased by 3.0 MBbld (6%) to 50.7 MBbld as a result of normal production declines in Plains/Canada and the Rockies, partially offset by property acquisitions in the Austin Chalk. Ngl volumes from producing properties increased by 4.7 MBbld (20%) to 27.7 MBbld with ethane recoveries in the Rockies and Plains/Canada and additional lease gas being processed in the Austin Chalk.

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                             1995             1996
                                                                            -------          -------
        Production volumes - producing properties:
          Natural gas (MMcfd)....................                             905.5            963.7
          Natural gas liquids (MBbld)............                              23.0             27.7
          Crude oil (MBbld)......................                              53.7             50.7
          Total (MMcfed).........................                           1,365.9          1,434.0

                                                                   Nine Months Ended September 30,
                                                                  --------------------------------
                                                                 1995      1996       1995    1996
                                                                 ----      ----       ----    ----
                                                                (without Hedging)   (with Hedging)
        Average product price realizations -
         producing properties:
          Natural gas (per Mcf)........                         $ 1.24     $ 1.73    $ 1.39   $ 1.69
          Natural gas liquids (per Bbl)                           8.16      10.08      8.15    10.08
          Crude oil (per Bbl)..........                          16.44      19.30     16.15    18.58
          Average (per Mcfe)...........                           1.61       2.05      1.70     1.99

PLANTS, PIPELINES AND MARKETING REVENUES increased by $117.8 million (48%) to $364.0 million. Increased plant volumes of 41.0 MMcfed (18%) added $17.7 million in plant revenues while higher prices of $0.39/Mcfe (25%) added another $28.7 million in revenues. Pipeline revenues increased by $54.2 million primarily as a result of increased throughput and higher prices at Ozona (West Texas) and Ferguson/Burleson (Austin Chalk). Marketing revenues increased by $22.3 million primarily due to improved margins on all products and additional marketed natural gas and Ngl volumes.

Natural gas liquids volumes increased by 6.3 MBbld (19%) to 39.5 MBbld primarily due to the expansion of the Company's Ozona plants in West Texas. Natural gas volumes were up by 3.6 MMcfd (15%) to 27.6 MMcfd.

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                               1995            1996
                                                                             --------         --------
        Sales volumes - plants:
          Natural gas (MMcfd)....................                              24.0             27.6
          Natural gas liquids (MBbld)............                              33.2             39.5
          Total (MMcfed).........................                             223.4            264.4

        Average product price realizations - plants:
          Natural gas (per Mcf)..................                            $ 1.45           $ 1.85
          Natural gas liquids (per Bbl)..........                              9.28            11.66
          Average (per Mcfe).....................                              1.54             1.93

OTHER OIL AND GAS REVENUES declined by $14.6 million to $23.5 million primarily as a result of lower preferential volumes distributed to an investor in the Company's Section 29 limited partnership ($10.7 million) and lower net gains from property sales.

  OPERATING EXPENSES

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                              1995            1996
                                                                            --------        --------
                                                                            (Millions of dollars)
        Operating expenses:
          Production..............................                          $ 157.3          $ 189.8
          Exploration.............................                             64.3             94.1
          Plants, pipelines and marketing.........                            132.0            199.0
          Depreciation, depletion and amortization                            333.5            384.1

PRODUCTION EXPENSES increased by $32.5 million (21%) to $189.8 million, largely attributable to an increase in production taxes and higher lease operating costs. Lease operating costs were up primarily as a result of increased production volumes. The increase in production taxes reflects the absence of a favorable 1995 production tax audit settlement, an unfavorable 1996 ad valorem tax adjustment and higher producing property revenues. Principally as a result of such settlement and adjustment, production expenses on a per unit basis increased from $0.42/Mcfe to $0.48/Mcfe.

EXPLORATION EXPENSES increased by $29.8 million (46%) to $94.1 million primarily due to a higher dry hole provision and non-producing lease amortization reflecting an increase in exploratory activity.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING increased by $67.0 million (51%) to $199.0 million primarily due to higher gas purchase costs at plants and pipelines.

DEPRECIATION, DEPLETION AND AMORTIZATION increased by $50.6 million (15%) to $384.1 million as a result of higher producing property volumes, an unfavorable unit of production rate, the $7.8 million writedown of an offshore Gulf Coast property, and a higher asset base in plants and pipelines. On a per unit basis for producing properties, DD&A, excluding the writedown, increased by $0.05/Mcfe from $0.78/Mcfe to $0.83/Mcfe.

      OIL AND GAS OPERATING INCOME

Total oil and gas operating income increased by $72.7 million (31%) to $304.3 million with higher producing property operating income of $30.3 million and increased plants, pipelines and marketing operating income of $42.4 million.

MINERALS - Minerals operating income increased by $12.2 million to $90.0 million due to higher soda ash joint venture and coal royalty income and an increase in ballast operations.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $12.3 million (36%) to $46.9 million principally reflecting
increased costs associated with being a stand-alone public company.   On a pro
forma per unit basis, general and administrative expenses remained flat at

$0.10/Mcfe (see Note 2 to the Condensed Consolidated Financial Statements).

INTEREST AND OTHER INCOME - Interest expense increased by $34.6 million to $38.0 million, while other income/expense was unfavorable by $5.3 million. The increase in interest expense principally reflects debt incurred at the time of the Company's initial public offering in October 1995.

INCOME TAXES - Income taxes increased by $36.8 million to $98.3 million due to higher income before taxes, a $3.0 million unfavorable 1996 state tax adjustment related to settlement of prior years' Federal income tax audits and the absence of favorable 1995 tax adjustments totaling $22.2 million. Excluding such adjustments, the effective tax rate for 1996 was 31.3% (including $11.7 million of Section 29 tax credits) compared with an adjusted 30.7% for 1995 (including $16.5 million of Section 29 tax credits).

                            PRICE RISK MANAGEMENT

The Company uses derivative financial instruments from time to time to reduce risks associated with hydrocarbon price volatility. While the use of these hedging arrangements may limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. Hedging generally is accomplished pursuant to exchange-traded futures contracts, options or master swap agreements based on standard forms. The Company also enters into long-term fixed price sales agreements for physical deliveries of natural gas. The Company addresses market risk by selecting hydrocarbon-based derivative financial instruments whose historical value fluctuations correlate with those of the item being hedged. Basis risk, which arises from differences between the cash price of the hedged item and the underlying price contained in the derivative financial instrument, is managed by using basis swaps in combination with futures contracts and price swaps. Credit risk is managed by requiring that counterparties meet certain minimum credit standards and by conducting mark-to-market analysis to review potential exposure and determine if collateral is required. At September 30, 1996, the largest credit risk associated with any of the Company's counterparties was approximately $3.2 million. At September 30, 1996, the Company had made deposits totaling $21.0 million with the New York Mercantile Exchange related to its futures contract hedging activity. Such deposits, included in other current assets in the Company's Statements of Consolidated Financial Position, represent $15.1 million for contract margin deposits and $5.9 million for unrealized losses on open contracts.

At September 30, 1996, the Company had a total unrecognized mark-to-market present value gain of $26.1 million related to all open financial and fixed price sales contracts used to hedge associated price risk. Such gain comprises a $34.8 million net gain on contracts for physical delivery and an $8.7 million net loss on financial contracts (see Note 4 to the Condensed Consolidated Financial Statements).

                       LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash during the first nine months of 1996 included cash from operations, net proceeds from the issuance of the Company's commercial paper and proceeds from the sale of non-core assets. Cash outflows included capital expenditures for oil and gas operations, advances to UPC and dividends. The Company generally funds its capital spending program through internally-generated cash flows but will utilize outside borrowings when necessary.

Cash provided by operations for the first nine months of 1996 was $729.7 million, an increase of $158.6 million (28%) from the corresponding period of 1995. Increases in cash operating income from plants, pipelines and marketing ($50.8 million) and advances in producing property revenues net of production costs ($115.8 million) were partially offset by an increase in interest expense and, to a lesser extent, general and administrative costs principally associated with being a stand-alone public company ($46.9 million). In addition, favorable working capital changes reflect a reduction in inventories due to the sale and withdrawal of volumes in gas storage and reductions in futures margin deposits associated with the Company's hedging activities. Such favorable changes are partially offset by an increase in Federal income tax payments reflecting the absence of a 1995 tax refund.

Capital and exploratory expenditures for the first nine months of 1996 were $615.7 million, an increase of $80.2 million (15%) from the first nine months of 1995. Capital and exploratory expenditures are summarized as follows:

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                               1995          1996
                                                                             --------        -------
                                                                            (Millions of dollars)
        Capital and exploratory expenditures:
          Exploration and production.............                           $ 461.0          $ 516.2
          Plants, pipelines and marketing........                              73.4             92.4
          Minerals and other.....................                               1.1              7.1
                                                                            -------          -------
          Total..................................                           $ 535.5          $ 615.7
                                                                            =======          =======

Total exploration and production capital spending was up by $55.2 million (12%) as higher lease acquisition costs ($73.5 million) primarily in Austin Chalk and East/South Texas and higher property purchases ($15.4 million) were partially offset by lower development spending. Drilling accounted for $298.8 million (58%) of the exploration and production expenditures with $149.6 million (50%) in the Austin Chalk. Producing property purchases totaling $90.5 million have been completed during the first nine months of 1996.

Plants, pipelines and marketing expenditures were up by $19.0 million principally reflecting the $27.9 million purchase of the Panola pipeline in June 1996.

The Company's total debt at September 30, 1996 of $571.6 million includes intercompany debt of $444.4 million payable to UPC, commercial paper of $93.7 million and tax exempt revenue bonds of $33.5 million.

The intercompany debt payable to UPC comprises a $650 million note payable at 8.5% incurred in connection with the Offering partially offset by $205.6 million in cumulative advances related to the Company's cash management agreement with UPC. Under the terms of the cash management agreement, excess funds generated or cash borrowings required by the Company have been transferred to and from UPC and earn or bear interest, as the case may be, at 8.5% per annum. During the first nine months of 1996, the Company transferred $123.4 million to UPC in accordance with this agreement, which principally reflects the excess of the Company's cash generated from operations of $729.7 million over capital expenditures of $615.7 million.

In October 1996, the Company issued $200 million aggregate principal amount of 7% notes due October 15, 2006 and $200 million aggregate principal amount of 7.5% debentures due October 15, 2026. Net proceeds from the sale of such securities were used to repay a portion of the intercompany debt, which was payable within 90 days following the Distribution. The remainder of such intercompany debt was repaid in October 1996 with proceeds from the issuance of the Company's commercial paper. Effective with the Distribution, the Company no longer participates in UPC's intercompany cash management program.

The Company has entered into a $900 million revolving credit agreement, effective in September 1996, which matures in August 2001. Borrowings under the revolving credit agreement, at the Company's election, bear interest either at a spread over London Interbank Offered Rate ranging from .115% to
 .225% or at a spread over domestic certificate of deposit rates ranging from .24% to .35%, in each case depending on the rating of the Company's senior unsecured indebtedness. There are no outstanding borrowings under the revolving credit agreement at September 30, 1996. Concurrent with the effective date of the revolving credit agreement, the Company terminated its previous bank credit agreement, borrowings under which had been repaid in the second quarter of 1996 with proceeds from the issuance of the Company's commercial paper.

As of September 30, 1996, the Company has $93.7 million of commercial paper outstanding, all of which was issued in 1996. Proceeds were used primarily to repay outstanding debt under the Company's previous bank credit agreement ($68 million) and to purchase the Panola pipeline. Outstanding commercial paper, which bears interest at an average rate of 5.4%, has been classified as long-term debt based on the Company's intent and ability to maintain these short-term borrowings on a long-term basis either through the continued issuance of commercial paper and/or through new long-term financings, or by using its currently available bank credit facility.

In November 1996, the Company issued $150 million aggregate principal amount of 7.5% debentures due November 1, 2096. Net proceeds from the sale of such securities will be used for general corporate purposes, including working capital and capital expenditures.

The Company has filed a shelf registration statement with the Securities and Exchange Commission which provides the capacity to issue up to an additional $150 million of debt securities over and above those issued in October and November 1996 described above. The extent and timing of debt issuances under the registration statement will be determined by management based on business needs and conditions in the capital markets.

The Company paid a $0.05 per share ($12.5 million) quarterly cash dividend on its outstanding shares of common stock in July 1996. This compares to a cash dividend of $31 million paid to UPC in the third quarter of 1995. In addition, on July 10, 1996, the Board of Directors declared a cash dividend of $0.05 per share payable in the fourth quarter of 1996.

                               A LOOK FORWARD

The Company has spent $615.7 million in capital expenditures during the first nine months of 1996 and currently expects to spend approximately $900 million in total capital during 1996. Such capital spending is expected to focus on drilling, lease acquisitions, gas value chain assets and, to a lesser extent, property purchases. The extent and timing of such expected spending, however, may be affected by changes in business and operating conditions as well as by the timing and availability of investment opportunities. The Company expects to remain one of the most active drillers in the United States in 1996 based on the number of active drilling rigs. Drilling is expected to concentrate in the Austin Chalk, Gulf Coast, West Texas and East/South Texas. The Company also expects to increase its total annual sales volumes in 1996 by approximately 8-9% over 1995 levels while increasing its hydrocarbon reserves. This sales volume growth will be achieved through drilling, property purchases, plant expansion and ethane recovery, and is anticipated primarily in the Austin Chalk and West Texas. The Company will continue to pursue acquisition opportunities.

Cash from operations and available financing should enable the Company to fund its future capital expenditures, dividends and working capital requirements.

                          FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture.

Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of oil, gas and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management; economic, political, judicial and regulatory developments; competition in the industry as well as competition from other sources of energy; the economics of producing certain reserves; demand and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors.

With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending and acquisition programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates. With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders and the Company's results of operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow, factors such as changes in oil and gas prices, the Company's success in acquiring producing properties, environmental matters and other contingencies, hedging activities, the Company's credit rating and debt levels, and the state of domestic capital markets may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 31, 1995, the Texas General Land Office and two other royalty owners filed a suit against the Company in the Texas District Court of Fayette County, Texas. The suit alleges that the Company underpaid the plaintiffs for their royalty interest share of the Company's crude oil production in Texas, and seeks certification as a class action. Since late August 1995, the Company has been made a party to a number of other lawsuits making allegations similar to those made in the Fayette County suit. On August 25, 1995, an individual interest owner filed suit in County Court in Calhoun County, Texas and on August 31, 1995, the Lee County Attorney filed suit in the Texas District Court in Lee County on behalf of the State of Texas, Lee County and two individual royalty owners. These additional suits all name the Company and a number of other non-affiliated defendants, and all seek certification as class actions. The premise of these suits is that the Company and the other named defendants used "posted prices" to determine the amounts payable for crude oil production attributable to the plaintiffs' interests. Plaintiffs allege that these posted prices have been set consistently below "market value," and that this practice has resulted in plaintiffs and other interest owners being underpaid for their interests. The Lee County case also alleges discriminatory practices in sales of crude oil, claims that the defendants have conspired and acted in concert to accomplish a shared unlawful purpose in making sales of crude oil, and alleges violations of numerous state statutes. The Calhoun County case makes additional claims not made in the other suits, including claims with respect to prices paid for natural gas and natural gas liquids as well as for crude oil. The Calhoun County case alleges that the defendants discriminated against plaintiffs in (1) sales of natural gas and natural gas liquids, (2) charges for transportation and other services and (3) the prices used for accounting to the plaintiffs for such sales and services. The Calhoun County suit also alleges that the Company and the other named defendants have breached fiduciary duties to certain purported class members and intentionally misrepresented the circumstances of their purchases and sales of oil. In addition, the Lee County and Calhoun County cases name the Company's marketing subsidiary, Union Pacific Fuels, Inc. and certain other affiliates of the Company as defendants. These suits are similar to suits recently brought in Texas by the Texas General Land Office against eight other major crude oil producers and in New Mexico, Louisiana, Oklahoma and Alabama by private royalty owners against a number of major crude oil producers, not including the Company. Also, an additional suit has been filed in Lee County against a number of major crude oil producers. This suit, which does not name the Company, makes allegations similar to the Lee County suit described above. On September 11, 1996, the Company and 23 other crude oil producers were named in a suit filed in the Circuit Court of Escambia County, Alabama. The suit alleges that the use of posted prices by defendants to pay royalty and working interest owners for crude oil produced in the United States arises from a combination, conspiracy or agreement designed to fix, depress and maintain such crude prices at artificially low levels. Plaintiffs allege such practices violate the Alabama antitrust laws and the antitrust laws of every other state, and seek to bring the suit as a class action on behalf of all working and royalty interest owners in crude oil production since 1986 who have been paid by defendants based on posted prices. This suit is similar to a Federal antitrust case filed in April 1996 in U.S. District Court in Houston, Texas against 35 producers and refiners, not including the Company. None of the suits described above articulate a theory of recovery or allege a specific amount of damages. This litigation activity against the Company and other crude oil and natural gas producers suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and in jurisdictions other than Texas and Alabama. While the Company intends to defend vigorously against the foregoing lawsuits and any similar lawsuits, if such suits are ultimately resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, could be material.

ITEM 2.  CHANGES IN SECURITIES

On October 28, 1996, the Board of Directors adopted a shareholder rights plan with a "flip-in" threshold of 15% to ensure that all shareholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against the use of coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. Under the related Rights Agreement, the Company declared a dividend of one right

("Right") for each outstanding share of common stock to shareholders of record on November 7, 1996. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at $135 subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten days following a public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of the Company's outstanding common stock.

Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Company common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Board of Directors may, at its option, at any time prior to the close of business on the earlier of the tenth day following the Stock Acquisition Date (as defined in the Rights Agreement) or October 28, 2006, redeem all but not less than all of the then outstanding Rights at $.01 per Right. The Rights expire on October 28, 2006, and do not have voting power or dividend privileges.

In connection with the Rights Agreement described above, the Board of Directors of the Company, using its authority to divide the Company's authorized preferred stock into series, has established non-redeemable Series A Junior Participating Preferred Shares (the "Series A Preferred Shares") consisting of 3,000,000 shares. The Series A Preferred Shares will entitle the holders to 100 votes for each share held and will vote with holders of the common stock as a class. Holders of Series A Preferred Shares will be entitled to receive, when and as declared by the Board of Directors of the Company, commencing after the first issuance of a share or fraction of a share, out of the assets legally available therefor, cumulative cash dividends payable at the quarterly rate of $4.00 per share, or 100 times the per share amount of all dividends declared on the common stock, whichever is greater. Upon liquidation, the holders of Series A Preferred Shares will be entitled to receive $100 per share plus accrued dividends, or 100 times the aggregate amount to be distributed per share to holders of common stock, whichever is greater.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

4.1 Rights Agreement, dated as of October 28, 1996, between Union Pacific Resources Group Inc. and Harris Trust and Savings Bank, as rights agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto, the form of Summary of Rights (incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 1, 1996)

4.2 Indenture, dated as of March 27, 1996 (incorporated herein by reference to the Company's Form S-3 Registration Statement, Registration No. 333-2984, dated May 23, 1996)

4.3 Form of Debt Security (incorporated herein by reference to the Company's Form S-3 Registration Statement, Registration No. 333-2984, dated May 23, 1996)

4.4 Form of Fixed Rate Note (incorporated herein by reference to the Company's Form S-3 Registration Statement, Registration No. 333-2984, dated May 23, 1996)

10 U.S. $900,000,000 Competitive Advance/Revolving Credit Agreement, dated as of April 16, 1996, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank National Association, as administrative agent, as amended through September 13, 1996

11     Computation of earnings per share

12     Computation of ratio of earnings to fixed charges

15     Awareness letter of Deloitte & Touche LLP dated as of November 12, 1996

27     Financial data schedule

(b)    REPORTS ON FORM 8-K

On October 10, 1996, the Company filed a Current Report on Form 8-K containing
(i) a copy of the press release issued by the Company on September 20, 1996 announcing its increased capital budget and (ii) a copy of the press release issued by the Company on September 20, 1996 announcing two employee stock ownership programs.

On November 1, 1996, the Company filed a Current Report on Form 8-K containing
(i) a copy of the press release issued by the Company on October 14, 1996 announcing its third quarter earnings, (ii) a Rights Agreement dated October 28, 1996 between the Company and Harris Trust and Savings Bank, as rights agent and (iii) a copy of the press release issued by the Company on October 28, 1996 announcing the adoption of a shareholder rights plan.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 13, 1996




                                        UNION PACIFIC RESOURCES GROUP INC.
                                        (Registrant)


                                        /s/ Morris B. Smith
                                        -----------------------------------
                                        Morris B. Smith,
                                        Vice President and Chief Financial
                                          Officer
                                        (Chief Accounting Officer and
                                          Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------
     4.1                      Rights Agreement, dated as of October 28, 1996,
                              between Union Pacific Resources Group Inc.  and
                              Harris Trust and Savings Bank, as rights agent,
                              which includes, as Exhibit A thereto, the
                              Resolution of the Board of Directors with respect
                              to Series A Junior Participating Preferred Stock,
                              as Exhibit B thereto, the form of Rights
                              Certificate and as Exhibit C thereto, the form of
                              Summary of Rights (incorporated herein by
                              reference to the Company's Current Report on Form
                              8-K filed on November 1, 1996)

     4.2                      Indenture, dated as of March 27, 1996
                              (incorporated herein by reference to the Company's Form S-3 Registration Statement,
                              Registration No. 333-2984, dated May 23, 1996)

     4.3 Form of Debt Security (incorporated herein by reference to the Company's Form S-3 Registration
                              Statement, Registration No. 333-2984, dated May
                              23, 1996)

     4.4 Form of Fixed Rate Note (incorporated herein by reference to the Company's Form S-3 Registration
                              Statement, Registration No. 333-2984, dated May
                              23, 1996)

     10                       U.S. $900,000,000 Competitive Advance/Revolving
                              Credit Agreement, dated as of April 16, 1996, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank
                              National Association, as administrative agent, as amended through September 13, 1996

     11                       Computation of earnings per share

     12                       Computation of ratio of earnings to fixed charges

     15 Awareness letter of Deloitte & Touche LLP dated as of November 12, 1996

     27                       Financial data schedule