Form 10-Q
period 1997-03-31
UNION PACIFIC RESOURCES GROUP INC
filed 1997-05-14
CIK 949061

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

         As of April 30, 1997, there were 253,778,984 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                     INDEX


                                                                                                 Page Number
                                                                                                 -----------
                                      PART I.  FINANCIAL INFORMATION
                                      ------------------------------


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
           Three Months Ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . .           1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
           At December 31, 1996 and March 31, 1997  . . . . . . . . . . . . . . . . . . . . .       2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
           Three Months Ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . .           4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .       5 - 7

         INDEPENDENT ACCOUNTANTS' REPORT    . . . . . . . . . . . . . . . . . . . . . . . . .           8


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9 - 15



                                      PART II.  OTHER INFORMATION
                                      ---------------------------


ITEM 1:  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16 - 17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . .          17

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .     18 - 19

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.

                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
               For the Three Months Ended March 31, 1996 and 1997
                      (Millions, except per share amounts)
                                  (Unaudited)

                                                                         1996           1997
                                                                       --------        -------
Operating revenues: (Note 2)
   Oil and gas operations:
      Producing properties  . . . . . . . . . . . . . . . . . . .      $  232.0        $ 370.0
      Plants, pipelines and marketing   . . . . . . . . . . . . .         114.2          124.7
      Other oil and gas revenues  . . . . . . . . . . . . . . . .          12.3            4.6
                                                                       --------        -------
         Total oil and gas operations . . . . . . . . . . . . . .         358.5          499.3
   Minerals . . . . . . . . . . . . . . . . . . . . . . . . . . .          31.2           32.4
                                                                       --------        -------
         Total operating revenues . . . . . . . . . . . . . . . .         389.7          531.7
                                                                       --------        -------

Operating expenses:
   Production . . . . . . . . . . . . . . . . . . . . . . . . . .          62.8           73.1
   Exploration, including exploratory dry holes . . . . . . . . .          29.7           42.8
   Plants, pipelines and marketing  . . . . . . . . . . . . . . .          60.6           76.6
   Minerals . . . . . . . . . . . . . . . . . . . . . . . . . . .           1.6            1.3
   Depreciation, depletion and amortization . . . . . . . . . . .         123.7          133.0
   General and administrative . . . . . . . . . . . . . . . . . .          14.0           18.5
                                                                       --------        -------
         Total operating expenses . . . . . . . . . . . . . . . .         292.4          345.3
                                                                       --------        -------

Operating income  . . . . . . . . . . . . . . . . . . . . . . . .          97.3          186.4
Other income (expense) - net  . . . . . . . . . . . . . . . . . .           2.0           (3.0)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .         (13.0)         (10.7)
                                                                       --------        -------
Income before income taxes  . . . . . . . . . . . . . . . . . . .          86.3          172.7
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         (27.1)         (55.5)
                                                                       --------        -------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   59.2        $ 117.2
                                                                       ========        =======

Earnings per share  . . . . . . . . . . . . . . . . . . . . . . .      $   0.24        $  0.47
                                                                       ========        =======
Weighted average shares outstanding . . . . . . . . . . . . . . .         249.9          251.0
Cash dividends per share  . . . . . . . . . . . . . . . . . . . .      $   0.05        $  0.05





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                    At December 31, 1996 and March 31, 1997
                             (Millions of Dollars)

                                                                         December 31,          March 31,
                                                                             1996                 1997
                                                                         ------------        ------------
                                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and temporary investments . . . . . . . . . . . . . . . . . . .    $  118.9            $  200.2
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . .       351.6               282.2
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29.4                28.2
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . .        86.4                27.1
                                                                           --------            --------
          Total current assets  . . . . . . . . . . . . . . . . . . . .       586.3               537.7
                                                                           --------            --------

Properties (successful efforts method):
   Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,190.0             6,448.5
   Accumulated depreciation, depletion and amortization . . . . . . . .    (3,217.6)           (3,375.7)
                                                                           --------            --------
          Total properties - net  . . . . . . . . . . . . . . . . . . .     2,972.4             3,072.8
Intangible and other assets . . . . . . . . . . . . . . . . . . . . . .        90.2                84.8
                                                                           --------            --------

Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $3,648.9            $3,695.3
                                                                           ========            ========





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                    At December 31, 1996 and March 31, 1997
                             (Millions of Dollars)

                                                                      December 31,         March 31,
                                                                          1996               1997
                                                                      ------------        -----------
                                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .      $  407.4            $  404.2
    Accrued taxes payable   . . . . . . . . . . . . . . . . . . .         134.1               134.1
    Other current liabilities   . . . . . . . . . . . . . . . . .          71.3                83.2
                                                                       --------            --------
          Total current liabilities . . . . . . . . . . . . . . .         612.8               621.5
                                                                       --------            --------

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .         670.9               571.3
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         434.7               462.8
Retiree benefits obligations  . . . . . . . . . . . . . . . . . .         151.4               152.1
Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . .           4.9                11.1
Other long-term liabilities (Note 4)  . . . . . . . . . . . . . .         259.9               252.5
Shareholders' equity: (Note 3)
    Common stock, no par value;
      Authorized shares--400,000,000
      Issued shares--250,058,019 and 253,936,901    . . . . . . .            --                  --
    Paid-in surplus   . . . . . . . . . . . . . . . . . . . . . .         872.9               983.8
    Unearned Employee Stock Ownership Plan  . . . . . . . . . . .            --              (106.1)
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .         674.4               779.1
    Unearned compensation   . . . . . . . . . . . . . . . . . . .         (17.5)              (15.4)
    Deferred foreign exchange adjustment  . . . . . . . . . . . .         (12.0)              (13.3)
    Treasury stock, at cost;
      Shares--154,417 and 158,467   . . . . . . . . . . . . . . .          (3.5)               (4.1)
                                                                       --------            --------
          Total shareholders' equity  . . . . . . . . . . . . . .       1,514.3             1,624.0
                                                                       --------            --------

Total liabilities and shareholders' equity  . . . . . . . . . . .      $3,648.9            $3,695.3
                                                                       ========            ========





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1997
                             (Millions of Dollars)
                                  (Unaudited)

                                                                              1996             1997
                                                                             ------           -------
Cash flows provided by operations:

   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 59.2           $ 117.2

   Non-cash charges to income:
      Depreciation, depletion and amortization  . . . . . . . . . . . .       123.7             133.0
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .         7.4              28.1
      Other non-cash charges - net    . . . . . . . . . . . . . . . . .         7.6               5.3
   Changes in current assets and liabilities  . . . . . . . . . . . . .        18.1             138.6
                                                                             ------           -------

          Cash provided by operations . . . . . . . . . . . . . . . . .       216.0             422.2
                                                                             ------           -------

Cash flows from investing activities:

   Capital and exploratory expenditures   . . . . . . . . . . . . . . .      (138.3)           (284.0)
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . .        22.7               1.3
   Other investing activities - net   . . . . . . . . . . . . . . . . .         --               (0.9)
                                                                             ------           -------

          Cash used by investing activities . . . . . . . . . . . . . .      (115.6)           (283.6)
                                                                             ------           -------

Cash flows from financing activities:

   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . .       (12.4)            (12.5)
   Advances to Union Pacific Corporation  . . . . . . . . . . . . . . .       (89.8)             --
   Debt repayments  . . . . . . . . . . . . . . . . . . . . . . . . . .        --               (99.6)
   Other financings - net   . . . . . . . . . . . . . . . . . . . . . .         1.2              54.8
                                                                             ------           -------

          Cash used by financing activities . . . . . . . . . . . . . .      (101.0)            (57.3)
                                                                             ------           -------

Net change in cash and temporary investments  . . . . . . . . . . . . .        (0.6)             81.3
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .        27.6             118.9
                                                                             ------           -------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .      $ 27.0           $ 200.2
                                                                             ======           =======





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Deloitte & Touche LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from the audited financial statements as of December 31,1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

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


2. PRICE RISK MANAGEMENT - The Company uses hydrocarbon-based derivative financial instruments from time to time to reduce risks associated with hydrocarbon price volatility. While the use of these hedging arrangements may limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. Hedging generally is accomplished pursuant to exchange-traded futures contracts or master swap agreements based on standard forms. Hedging gains and losses are deferred and
    recognized at delivery of the commodity.   At March 31, 1997, the Company
    had margin requirements totaling $7.3 million. Such requirements were met with $4.6 million in cash deposits and $2.7 million in unrealized gains on open contracts. Deferred gains on other derivative positions, primarily representing settled April 1997 hedges deferred as of March 31, 1997, were $4.6 million. Such margin deposits and deferred gains or losses are included in other current assets in the Company's Statements of Consolidated Financial Position.

    The Company is exposed to credit losses in the event of nonperformance by
    its counterparties.   At March 31, 1997, the Company's largest credit risk
    associated with any single counterparty, represented by the net fair value of open contracts with such counterparty, was approximately $2.4 million.

    At March 31, 1997, the Company had near-term futures contracts and price swaps for May through December 1997 with respect to notional natural gas volumes of 850 MMcfd at $1.94/Mcf. The unrecognized mark-to-market gain associated with such contracts, representing the price the Company would receive to close such contracts at the reporting date, was $13.8 million. Also, at March 31, 1997, the Company had near-term crude oil price swap contracts for April through June 1997 with respect to notional crude oil volumes of 25 MBbld at $20.35/Bbl, and for July through September 1997 with respect to notional crude oil volumes of 15 Mbbld at $20.03/Bbl. At the reporting date, these swaps had an unrecognized mark-to-market loss of $0.4 million. Additionally, the Company has simultaneously purchased crude oil put options (floor) and sold crude oil call options (ceiling), the combination of the two having the effect of establishing minimum and
    maximum prices the Company would receive for crude oil.   At March 31,
    1997, the Company's purchase and sale of such options had established a minimum price of $19.17/Bbl (including net premium paid) and a maximum price of $24.67/Bbl (including net premium received) with respect to 25.0 Mbbld of crude oil for April through September 1997; and a minimum price of $18.97/Bbl and a maximum price of $24.47/Bbl with respect to 40 Mbbld for October through December 1997. The value of these options at March 31, 1997, was $5.9 million, representing the fair market value of such options given current market prices using an option pricing model.

    Previously, the Company had sold near-term futures contracts and price swaps for January through December 1998 with respect to notional natural gas volumes of 37 Mmcfd at $2.21/Mcf. Subsequently, these positions have been offset by purchasing corresponding quantities of futures contracts and price swaps for the same delivery periods. The unrecognized gain associated with these contracts is $0.7 million and will be recorded during 1998.

    At March 31, 1997, the Company had outstanding long-term fixed price sales contracts relating to 73.7 Bcf of natural gas for delivery through December
    31, 2008.   The Company's marketing subsidiary, Union Pacific Fuels, Inc., enters into long-term financial contracts that, in combination with these long-term fixed price sales agreements, secure a margin on the corresponding volume positions. At March 31, 1997, long-term fixed price sales commitments for which corresponding financial positions had not been entered into totaled 63.4 Bcf at an average price of $2.97/Mcf, with a fair value of $27.3 million. The remaining commitments for 10.3 Bcf had been offset with financial contracts for similar volumes. The unrecognized mark-to-market present value related to such hedged commitments at March 31, 1997, was $0.7 million, consisting of a $0.7 million gain on the long-term physical fixed price sales commitments and a break even position on the corresponding financial contracts.

    At March 31, 1997, the Company had a total unrecognized mark-to-market present value gain of $48.0 million related to the financial and fixed price sales contracts described above. Such gain comprises a $28.0 million net gain on contracts for physical delivery and a $20.0 million net gain on financial contracts.

3. COMMON STOCK - Effective January 2, 1997, the Company instituted an employee stock ownership plan ("ESOP"). The ESOP purchased 3.7 million shares or $107.3 million of newly issued common stock (the "ESOP Shares") from the Company, which will be used to fund the Company's matching obligations under its 401(k) Thrift Plan. All regular employees of the Company were eligible to participate in the ESOP upon its effective date.

    The ESOP Shares, which are held in trust, were purchased with the proceeds from a 30-year loan from the Company. Such shares initially have been pledged as collateral for the loan. As loan payments are made, shares are released from collateral, based on the proportion of debt service paid. Principal and interest requirements are $8.7 million annually, and will be funded with dividends paid on the unallocated ESOP Shares and with cash contributions from the Company. Principal or interest prepayments may be made to ensure that the Company's minimum obligation is met.

    Shares held by the ESOP are included in the computation of earnings per share as such ESOP Shares are released from collateral. Such releases of ESOP Shares have been allocated to participants' accounts and have been charged to compensation expense at the fair market value of the shares on the date of the employer match. Dividends on allocated ESOP Shares have been recorded as a reduction of retained earnings; dividends on unallocated ESOP Shares have been recorded as a reduction of the principal or accrued interest on the loan.

    On February 2, 1997, the Board of Directors authorized the repurchase of up to $50 million in shares of common stock of the Company in any fiscal year.


4. COMMITMENTS AND CONTINGENCIES - The Company is subject to Federal, state, provincial and local environmental laws and regulations and currently is participating in the investigation and remediation of a number of sites. Where the remediation costs reasonably can be determined, and where such remediation is probable, the Company has recorded a liability. Management does not expect future environmental obligations to have a material impact on the results of operations, financial condition or cash flows of the Company.

    In the last ten years, the Company has disposed of significant pipeline, refining and producing property assets. In disposition agreements in connection therewith, the Company has made certain representations and warranties relating to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain of the disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, some of the representations, warranties and indemnities related to some of the disposed assets continue to survive under such disposition agreements. Further claims may be made against the Company under such disposition agreements or otherwise. While no assurance can be given as to the actual outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations, cash flows, or financial condition.

    There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part I, Item 3 - Legal Proceedings in the Company's 1996 Annual Report on Form 10-K and in Part II, Item 1 - Legal Proceedings in this report. While the Company intends to defend vigorously against the foregoing lawsuits and any similar lawsuits, if such suits ultimately are resolved against the Company on a widespread basis, damage awards and a loss of future revenue could result which, in the aggregate, could be material.

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

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of March 31, 1997, and the related condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Union Pacific Resources Group Inc. as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed statement of consolidated financial position as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of consolidated financial position from which it has been derived.




DELOITTE & TOUCHE LLP
Fort Worth, Texas

April 16, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNION PACIFIC RESOURCES GROUP INC.

                             RESULTS OF OPERATIONS

            QUARTER ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1997

OVERVIEW

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1996            1997
                                                                              ----            ----
                                                                              (Millions of dollars)

     Selected financial data:
         Total operating revenues . . . . . . . . . . . . . . . .           $ 389.7         $ 531.7
         Total operating expenses . . . . . . . . . . . . . . . .             292.4           345.3
         Operating income . . . . . . . . . . . . . . . . . . . .              97.3           186.4
         Net income . . . . . . . . . . . . . . . . . . . . . . .              59.2           117.2


OPERATING INCOME increased for the first quarter 1997 by $89.1 million (92%) over the first quarter 1996, as a result of higher product price realizations (up 37% to $2.53/Mcfe) and higher volumes (up 16% to 1,882.8 MMcfed). This increase was partially offset by lower marketing income related to lower gas margins and by cost increases associated with expanded exploration activity. Concerns over tight natural gas supply related to low storage inventories and cooler temperatures supported prices during the first quarter 1997. Volume growth has been achieved primarily through drilling and ethane recovery.

NET INCOME of $117.2 million for the first quarter 1997 was up by $58.0 million (98%) from the same period in 1996, as improved operating results were offset by increased income taxes.


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1996            1997
                                                                             ----            ----
                                                                             (Millions of dollars)
      Operating income:
         Oil and gas operations . . . . . . . . . . . . . . . . .          $ 82.8          $ 175.2
         Minerals . . . . . . . . . . . . . . . . . . . . . . . .            29.5             30.6
         General and administrative . . . . . . . . . . . . . . .           (15.0)           (19.4)

OIL AND GAS OPERATIONS

OPERATING REVENUES

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1996             1997
                                                                         ----             ----
                                                                         (Millions of dollars)
     Operating revenues:
         Producing properties . . . . . . . . . . . . . . . . . .      $ 232.0          $ 370.0
         Plants, pipelines and marketing  . . . . . . . . . . . .        114.2            124.7
         Other oil and gas revenues . . . . . . . . . . . . . . .         12.3              4.6

PRODUCING PROPERTY REVENUES increased by $138.0 million (59%). Production volume increases of 236.2 Mmcfed (17%) added $31.4 million to revenues, while higher product prices of $0.70/Mcfe (38%) added $106.6 million to revenues.

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1996            1997
                                                                        ----            ----
      Production volumes - producing properties:
         Natural gas (Mmcfd)  . . . . . . . . . . . . . . . . . .       930.5          1,118.2
         Natural gas liquids (Mbbld)  . . . . . . . . . . . . . .        24.7             30.8
         Crude oil (Mbbld)  . . . . . . . . . . . . . . . . . . .        49.5             51.4
         Total (Mmcfed) . . . . . . . . . . . . . . . . . . . . .     1,375.7          1,611.9

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                              1996        1997       1996         1997
                                                              ----        ----       ----         ----
                                                             (without Hedging)        (with Hedging)
      Average product price realizations -
       producing properties:
         Natural gas (per Mcf)  . . . . . . . . . . . .     $  1.73     $  2.54     $  1.59     $  2.41
         Natural gas liquids (per Bbl)  . . . . . . . .        9.68       13.23        9.68       13.20
         Crude oil (per Bbl)  . . . . . . . . . . . . .       17.54       20.83       16.70       19.51
         Average (per Mcfe) . . . . . . . . . . . . . .        1.97        2.68        1.85        2.55

Natural gas volumes increased by 187.7 Mmcfd (20%) to 1,118.2 Mmcfd with increases from drilling successes in the Austin Chalk (89.5 Mmcfd), West Texas (25.1 Mmcfd), and Gulf Onshore/Offshore (17.5 Mmcfd), and elimination of preferential distribution of Section 29 partnership volumes (57.2 Mmcfd).

Natural gas liquids (NGL) volumes from producing properties increased by 6.1 Mbbld (25%) to 30.8 Mbbld primarily due to ethane recovery in the Rockies (4.7 Mbbld).

Crude oil volumes were 1.9 Mbbld higher as a result of property acquisitions and drilling in the Austin Chalk and the Gulf Onshore/Offshore. This volume increase was partially offset by production declines in Plains/Canada.

PLANTS, PIPELINES AND MARKETING REVENUES for the first quarter 1997 increased by $10.5 million (9%). Higher plant product prices of $0.55/Mcfe (30%)
contributed $13.4 million toward higher plant revenues.   Pipeline revenues
increased by $10.3 million to $52.7 million primarily due to increased prices and throughput at an Austin Chalk pipeline ($18.2 million), partially offset by reclassification of certain sales from pipeline revenue to plant revenue ($8.1 mm). Marketing revenues decreased by $15.8 million to $9.2 million primarily due to lower gas margins.

                                                                          Three Months Ended March 31,
                                                                          ---------------------------
                                                                              1996             1997
                                                                              ----             ----
      Sales volumes - plants:
         Natural gas (Mmcfd)  . . . . . . . . . . . . . . . . . . . . .        25.0             21.4
         Natural gas liquids (Mbbld)  . . . . . . . . . . . . . . . . .        38.1             41.6
         Total (Mmcfed) . . . . . . . . . . . . . . . . . . . . . . . .       253.6            270.9

      Average product price realizations - plants:
         Natural gas (per Mcf)  . . . . . . . . . . . . . . . . . . . .      $ 1.72           $ 2.81
         Natural gas liquids (per Bbl)  . . . . . . . . . . . . . . . .       11.13            14.12
         Average (per Mcfe) . . . . . . . . . . . . . . . . . . . . . .        1.84             2.39

Natural gas volumes decreased by 3.6 Mmcfd (14%) due to ethane recovery at a Rockies plant and weather-related plant throughput decreases at an East/South Texas plant.

Natural gas liquids volumes increased by 3.5 Mbbld (9%) as a result of reclassification of certain volumes from pipelines to plants.

OTHER OIL AND GAS REVENUES in the first period of 1997 were lower by $7.7 million (63%) primarily due to the absence of the 1996 gain on the sale of the West Texas Eastern shelf property and a 1996 take-or-pay reserve release.

  OPERATING EXPENSES

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               1996           1997
                                                                               ----           ----
                                                                              (Millions of dollars)
     Operating expenses:
         Production . . . . . . . . . . . . . . . . . . . . . . . . .        $ 62.8           $ 73.1
         Exploration  . . . . . . . . . . . . . . . . . . . . . . . .          29.7             42.8
         Plants, pipelines and marketing  . . . . . . . . . . . . . .          60.6             76.6
         Depreciation, depletion and amortization . . . . . . . . . .         123.7            133.0

PRODUCTION EXPENSES increased by $10.3 million (16%), largely due to higher production taxes and higher lease operating costs. An increase of $4.5 million in production taxes was incurred as a result of greater producing property revenues. Lease operating costs were up $5.0 million due to workover costs in the Rockies and the Austin Chalk. Production expenses on a per unit basis were flat at $0.50/Mcfe.

EXPLORATION EXPENSES increased by $13.1 million (44%), primarily attributable to increased dry hole and surrendered lease expense. The dry hole expense was up $4.2 million due to increases in exploratory drilling in East/South Texas and in the Gulf Onshore/Offshore. The surrendered lease expense was up $7.9 million reflecting increased leasing activity in East/South Texas and Austin Chalk. Geological and geophysical expenses were up $1.2 million with increased seismic costs in East/South Texas.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING increased by $16.0 million to $76.6 million primarily due to increased plants and pipelines gas purchase costs caused by higher gas prices. Other operating expenses were down $3.1 million due to lower lease payments.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A) increased by $9.3 million (8%) to $133.0 million primarily as a result of higher producing property volumes ($17.2 million), offset by a favorable unit of production rate ($8.6 million). In addition, writedowns to fair value were recorded in 1997 relating to Yellow Creek ($2.7 million), and in 1996 relating to an offshore property in the Gulf of Mexico ($5.0 million). Costs on a unit of production basis, adjusted for write-downs, decreased by $0.04/Mcfe to $0.78/Mcfe.

  OIL AND GAS OPERATING INCOME

Total oil and gas operating income for the first quarter 1997 increased by $92.4 million (112%) to $175.2 million. Higher producing property operating income of $98.4 million was partially offset by decreased plants, pipelines and marketing operating income of $6.0 million.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $4.5 million (32%) to $18.5 million principally reflecting employee stock ownership program expense. On a per unit basis, general and administrative expenses increased by $0.01/Mcfe to $0.11/Mcfe.

INTEREST AND OTHER INCOME - NET - Interest expense decreased by $2.3 million to $10.7 million, while other income/expense decreased by $5.0 million to a net expense of $3.0 million. The decrease in interest expense was attributable to lower interest rates achieved through debt restructuring in October 1996. The other income/expenses change primarily reflects the writeoff of mine development costs ($3.6 million) in 1997 and the absence of a 1996 gain on the sale of land in Corpus Christi, Texas ($4.4 million).

INCOME TAXES - Income taxes increased by $28.4 million to $55.5 million resulting from higher income before taxes and a higher effective tax rate. The effective tax rate for 1997 was 32.1% (including Section 29 tax credits of $4.8 million) compared with 31.4% in 1996 (including $3.9 million of Section 29 tax credits).

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the first three months of 1997 was its cash from operations. Cash outflows included capital expenditures for oil and gas operations, repayment of commercial paper and dividends. Cash flows provided by operations for the first quarter of 1997 increased 95% to $422.2 million compared to the $216.0 million cash from operations during the first quarter 1996. Increased cash operating income from producing properties, primarily resulting from higher prices, contributed to the increased cash flows
from operations.   In addition, favorable working capital changes reflect a
reduction in accounts receivable ($69.4 million) during the first quarter 1997 resulting from the collection of accounts receivable which were recorded at the end of the prior quarter when prices were higher than the end of the first quarter 1997. Reductions in other current assets, associated with the Company's hedging activities ($52.6 million), further contributed to the favorable working capital change.

Capital and exploratory expenditures for the first three months of 1997 were $284.0 million, an increase of $145.7 million (105%) compared to the first three months of 1996. Capital and exploratory expenditures are summarized as follows:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             1996             1997
                                                                            ------           ------
                                                                             (Millions of dollars)
     Capital and exploratory expenditures:
         Exploration and production . . . . . . . . . . . . . . . . .       $ 122.0          $ 247.8
         Plants, pipelines and marketing  . . . . . . . . . . . . . .          15.9             31.1
         Minerals and other . . . . . . . . . . . . . . . . . . . . .            .4              5.1
                                                                            -------          -------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 138.3          $ 284.0
                                                                            =======          =======

Exploration and production capital spending was up by $125.8 million (103%) as a result of higher lease acquisition activity of $50.4 million, primarily in East/South Texas ($36.1 million) and Austin Chalk ($6.1 million). Higher property acquisitions of $28.1 million, primarily in the Cotton Valley Reef area in East/South Texas ($16.3 million) and Austin Chalk ($7.0 million) further contributed to increased spending.

The Company's total debt at March 31, 1997 of $571.3 million compares to December 31, 1996 total debt of $670.9 million. During the first quarter of 1997, the Company repaid $99.6 million of commercial paper outstanding, all of which was issued in 1996. Commercial paper was classified as long-term debt based on the Company's intent and ability to maintain these short-term borrowings on a long-term basis either through the continued issuance of commercial paper and/or through new long-term financings, or by using its currently available bank credit facility.

The Company has a $600 million revolving credit agreement which expires in August 2001. Borrowings under the agreement, at the Company's election, bear interest either at a spread over London Interbank Offered Rate or at a spread over domestic certificate of deposit rates, in each case depending on the Company's senior debt rating. The Company is required to pay facility fees on the aggregate amount of the commitment ranging from .06% to .15% also depending on the Company's senior debt rating. There are no outstanding borrowings under the revolving credit agreement at March 31, 1997.

The Company has filed a registration statement providing for the issuance, from time to time, of up to $900 million of common stock, preferred stock, warranties and debt securities (collectively, the "Securities"), in amounts, at prices and on terms to be determined by market conditions at the time of each offering. Currently, no securities have been issued under such registration statement.

The Company paid a $0.05 per share ($12.5 million) quarterly cash dividend on
its outstanding shares of common stock in January 1997.   In addition, on
February 6, 1997 and April 3, 1997, the Board of Directors declared a cash dividend of $0.05 per share payable in the second and third quarter of 1997, respectively.

The Company has spent $284.0 million in capital and exploratory expenditures during the first three months of 1997 and currently expects to spend approximately $1.0 billion in total capital and exploratory expenditures during 1997. Such capital spending is expected to focus on drilling, lease acquisitions, gas value chain assets and property purchases. The extent and timing of such expected spending, however, may be affected by changes in business and operating conditions as well as by the timing and availability of investment opportunities. The Company expects to remain one of the most active drillers in the United States in 1997 based on the number of active drilling rigs. Drilling is expected to concentrate in the Austin Chalk, Gulf Onshore/Offshore, West Texas and East/South Texas. The Company also expects to increase its total annual sales volumes in 1997 by approximately 10% over 1996 levels while increasing its hydrocarbon reserves. This sales volume growth will be achieved through drilling, property purchases and plant expansion.

This sales volume growth is anticipated primarily in the Austin Chalk, Gulf Onshore/Offshore and West Texas. The Company will continue to aggressively pursue acquisition opportunities and expansion of its plants, pipelines and marketing business. The Company also plans to evaluate international venture opportunities where its technological expertise and experience can be utilized.

Cash from operations and available financing should adequately enable the Company to fund its future capital expenditures, dividends and working capital requirements.

                          FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of oil, gas prices and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; competition in the oil and gas industry as well as competition from other sources of energy; the economics of producing certain reserves; demand and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. Additionally, unpredictable or unknown factors not discussed herein could have material adverse effects on actual results related to matters which are the subject of forward looking information. The Company does not intend to update these cautionary statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in the state District Court, Weld County, Colorado, to quiet title to minerals, including crude oil (in some of the lands) and natural gas. In September 1994, the case was removed to Federal court (the U. S. District Court for the District of Colorado), where the Company filed a motion for summary judgment asking the court to rule as a matter of law that it owns the oil and gas and all minerals that are part of a severed mineral estate. In February, 1997 the Federal court remanded the case back to the state court. The Company's motion for summary judgment is scheduled for hearing in the state court on May 23, 1997. No trial date currently is set. Similar claims were made under identical mineral reservations by Utah and Wyoming surface owners in cases litigated in the Federal courts of Utah and Wyoming between 1979 and 1987. In those cases, the Federal courts held as a matter of law that, under the laws of Utah and Wyoming, these mineral reservations unambiguously reserved oil and gas to Union Pacific Railroad Company and its successors. These holdings were affirmed by the United States Court of Appeals for the Tenth Circuit. While the Company believes that the rule of law applied by the Federal courts in Utah and Wyoming also should be applied under Colorado law, there are Colorado court decisions that could provide a basis for an alternative interpretation. The value of the disputed reserves in the properties subject to the lawsuit is estimated to be approximately $5 million. Approximately 400,000 acres of other lands in Weld County, Colorado, are subject to mineral reservations that are in the same form as the reservations at issue in the present suit. An adverse interpretation of the reservations at issue is likely to implicate the mineral title in these other lands as well. In addition, over two million acres of lands elsewhere in Colorado are subject to the same forms of mineral reservations. Depending on the grounds of an adverse decision in the case, title to minerals held by the Company in some or all of these lands also could be affected, which might have the effect of significantly reducing the Company's interest in the Las Animas area of southeastern Colorado and the Denver-Julesburg Basin in eastern Colorado.

The Company is a defendant in three suits now pending in Fayette County (filed August 1995, 155th District Court), Lee County (filed August 1995, 235th District Court) and Harris County (filed August 1995, transferred from Calhoun County to 11th District Court), Texas, in which the plaintiffs allege that the Company underpaid their royalties for crude oil production in Texas.
Plaintiffs seek certification as a class action in each suit. Plaintiffs include the Texas General Land Office in the Fayette County suit, Lee County in the Lee County suit, and Martin, et al., in the Harris County suit. Generally, the allegations are premised upon plaintiffs' theory that the defendants (including the Company) use "posted prices" to determine the amounts payable as royalties for crude oil production. Plaintiffs allege that the defendants "set" these posted prices, that posted prices are consistently below "market value," and that this practice has resulted in the underpayment of royalties to plaintiffs. In addition to the allegations couched in terms of breaches of contract and/or implied covenants, the Lee County case also alleges that the Company has engaged (and conspired WITH others) in discriminatory practices in the sales of crude oil in violation of numerous state statutes. Further, the Harris County case: (i) adds claims with respect to natural gas, including claims that the Company discriminated against plaintiffs in the sale of natural gas and natural gas liquids, in the deductions for transportation and other services and in the prices used to account to the plaintiffs for their royalties; and (ii) adds claims (regarding both crude and gas) for alleged breaches of alleged fiduciary duties and intentional misrepresentation.

The Company is also one of the defendants in an antitrust suit filed in September 1996 in state court, (the Circuit Court of Escambia County, Alabama) against a number of crude oil producers alleging that the use of posted prices by defendants to pay royalties on crude oil produced in the United States arises from a combination, conspiracy or agreement designed to fix, depress and maintain such crude prices at artificially low levels. The plaintiffs (Lovelace, et al.) allege that such practices violate the Alabama antitrust laws and the antitrust laws of every other state.

The plaintiffs obtained, on an ex parte basis, a "conditional" certification of a class consisting of all working and royalty interest owners of crude oil produced in the United States since 1986 who have been paid by defendants based on posted prices. The suit was removed to Federal court on October 17, 1996, but then was remanded back to the state court on April 1, 1997. Defendants have filed a motion to vacate the conditional class certification order and all parties anticipate a full hearing on the class certification issue. The date of such hearing, as well as the timing and scope of anticipated motions to dismiss and discovery, are presently under consideration by the Court as part of a case scheduling order.

Union Pacific Corporation has been named as a defendant in a suit brought in state District Court, Salt Lake County, Utah in March 1996. Though not named in the suit, the Company believes that it may ultimately be named as a defendant in place of Union Pacific Corporation. Plaintiffs (Burton, et al.) allege that the defendants have underpaid royalty or overriding royalty payments on crude oil and condensate. The claims are similar to those in the Texas cases described above. Plaintiffs argue that posted prices are less than the "best and highest prices reasonably available and less than the full fair market value received by defendants" for the crude oil upon which the royalties are paid to plaintiffs. Like the Texas cases, the plaintiffs seek certification of a plaintiff class, which in this case is a class defined as "all persons to whom Defendants have underpaid royalty or overriding royalty payments on crude oil during the period January 1, 1986 to the present."

None of these suits described above articulate a theory of recovery or a specific amount of damages. This litigation activity against the Company and others in the oil and gas industry suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and suits in jurisdictions other than those set forth above. The Company intends to defend vigorously against the foregoing, as well as any similar suits. If such suits ultimately are resolved against the Company on a widespread basis, however, damage awards and a loss of future revenue could result which, in the aggregate, could be materially adverse to the Company.

The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above, including contract claims, personal injury claims and environmental claims. While the Company cannot predict the outcome of such litigation and other proceedings, it does not expect those matters to have a materially adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 1997, the Annual Meeting of the Shareholders of the Company was held in Fort Worth, Texas for the purpose of electing a Board of Directors and voting on the proposals described below. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement.

Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in the proxy statement was elected with the votes as follows:

         Nominee                            Shares For         Shares Withheld
         -------                           ------------        ---------------
     H. Jesse Arnelle                       215,274,901            641,488
     Lynne V. Cheney                        215,279,315            637,074
     Preston M. Geren III                   215,324,010            592,379
     Lawrence M. Jones                      215,326,404            589,985
     Drew Lewis                             214,987,441            928,948
     Claudine B. Malone                     215,275,927            640,462
     Jack L. Messman                        215,310,131            606,258
     John W. Poduska, Sr., Ph.D.            215,321,898            594,491
     Samuel K. Skinner                      215,300,025            616,364
     James R. Thompson                      215,303,731            612,658

The Company's 1995 Stock Option and Retention Stock Plan, as amended and restated, which was originally adopted in September 1995 and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights and awards of retention stock, was approved by the following vote: 204,603,335 shares for; 9,950,887 shares against; and 1,362,166
shares abstaining.   The amendments would allow the Company's officers to
transfer stock options to members of their immediate families and would exclude Rollover Options and Rollover Retention Stock from the calculation of the 10% limitation applicable to the grant of stock options and awards of Retention Stock to individual participants.

The Company's Executive Incentive Plan, as amended and restated, was approved by the following vote: 209,438,906 shares for; 4,868,704 shares against; and 1,608,778 shares abstaining. The Executive Incentive Plan, is a bonus program designed to tie executive pay specifically to Company performance and to provide supplementary annual cash compensation to the Company's key employees in order to motivate and retain them and to assist the Company in attaining its financial and strategic objectives.

Amendments to the Executive Incentive Plan would apply to three features:
(1) the timing of participant deferral elections; (2) the application of specific percentage limitations with respect to awards to certain executives, and (3) the Compensation and Corporate Governance Committee's right to accelerate the payment of deferral awards in cases of undue hardship.

The Company's 1995 Directors Stock Option Plan, as amended and restated, would
(1) increase the number of authorized shares from 200,000 to 1,000,000;
(2) substantially change the manner in which options are granted and become exercisable; and (3) allow for the transfer of options to immediate family members, was approved with the following vote: 191,589,407 shares for; 22,198,971 share against; and 2,128,010 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

10.1 1995 Stock Option and Retention Stock Plan, as amended and restated (June 1, 1997)

10.2   Executive Incentive Plan, as amended and restated (June 1, 1997)

10.3   1995 Directors Stock Option Plan, as amended and restated (March 5, 1997)

10.4 Deferred Compensation Plan for the Board of Directors, as amended and restated (June 1, 1997)

11     Computation of earnings per share

12     Computation of ratio of earnings to fixed charges

15     Awareness letter of Deloitte & Touche LLP dated as of May 14, 1997

27     Financial data schedule

(b)    REPORTS ON FORM 8-K

None

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 14, 1997




                                        UNION PACIFIC RESOURCES GROUP INC.
                                        (Registrant)


                                        /s/ Morris B. Smith
                                        ----------------------------------
                                        Morris B. Smith,
                                        Vice President and Chief Financial
                                          Officer
                                        (Chief Financial Officer and
                                          Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                 EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------
  10.1        1995 Stock Option and Retention Stock Plan, as amended and restated (June 1, 1997)

  10.2        Executive Incentive Plan, as amended and restated
              (June 1, 1997)

  10.3        1995 Directors Stock Option Plan, as amended and restated
              (March 5, 1997)

  10.4 Deferred Compensation Plan for the Board of Directors, as amended and restated (June 1, 1997)

  11          Computation of earnings per share

  12          Computation of ratio of earnings to fixed charges

  15          Awareness letter of Deloitte & Touche LLP dated as of
              May 14, 1997

  27          Financial data schedule