Form 10-K/A
period 1996-12-31
UNION PACIFIC RESOURCES GROUP INC
filed 1997-06-30
CIK 949061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                 FORM 10-K/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996       Commission file number 1-13916

                       UNION PACIFIC RESOURCES GROUP INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                                13-2647483
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         801 CHERRY STREET
         FORT WORTH, TEXAS                                         76102
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code (817) 877-6000

          Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange on
        Title of each class                          which registered
        -------------------                    -----------------------------
           Common Stock                        New York Stock Exchange, Inc.

                          -------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include the following exhibits:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit Number    Exhibit

(23)              Independent Auditors' Consent

(99)              Financial Statements for the Fiscal Year ended
                  December 31, 1996 required by Form 11-K for the Union Pacific Resources Group Inc. Thrift Plan.

                UNION PACIFIC RESOURCES GROUP INC. SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: June 27, 1997


                                 UNION PACIFIC RESOURCES GROUP INC.
                                 (Registrant)


                                 /s/ Morris B. Smith
                                 ------------------------------------------
                                 Morris B. Smith,
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer
                                 and Duly Authorized Officer)

                             EXHIBIT INDEX



Exhibit Number     Exhibit
--------------     -------
(23)               Independent Auditors' Consent

(99)               Financial Statements for the Fiscal Year ended
                   December 31, 1996 required by Form 11-K for the Union
                   Pacific Resources Group Inc. Thrift Plan.
