Form 10-Q
period 1997-06-30
UNION PACIFIC RESOURCES GROUP INC
filed 1997-08-14
CIK 949061

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

YES   [X]        NO [ ]


         As of July 31, 1997, there were 253,771,945 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                     INDEX

                        PART I.  FINANCIAL INFORMATION
                                                                                  Page Number
                                                                                  -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
               Three Months and Six Months Ended June 30, 1996 and 1997.............        1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
               At December 31, 1996 and June 30, 1997...............................    2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
               Six Months Ended June 30, 1996 and 1997..............................        4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................    5 - 9

         INDEPENDENT ACCOUNTANTS' REPORT............................................       10


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .....................................................  11 - 21


                          PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS .........................................................  22 - 24

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ..........................................       24

SIGNATURE ..........................................................................       25

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.


                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
        For the Three Months and Six Months Ended June 30, 1996 and 1997
                      (Millions, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                  ------------------------    ------------------------
                                                     1996          1997          1996          1997
                                                  ----------    ----------    ----------    ----------
Operating revenues: (Note 4)
   Oil and gas operations:
      Producing properties ....................   $    267.8    $    304.6    $    499.8    $    674.6
      Plants, pipelines and marketing .........        125.6          89.7         239.8         214.4
      Other oil and gas revenues ..............          4.4          18.6          16.7          23.2
                                                  ----------    ----------    ----------    ----------
      Minerals ................................         30.1          31.7          61.3          64.1
      Total oil and gas operations ............        397.8         412.9         756.3         912.2
                                                  ----------    ----------    ----------    ----------
           Total operating revenues ...........        427.9         444.6         817.6         976.3
                                                  ----------    ----------    ----------    ----------

Operating expenses:
   Production .................................         63.6          71.8         126.4         144.9
   Exploration, including exploratory
     dry holes ................................         32.2          49.2          61.9          92.0
   Plants, pipelines and marketing ............         65.8          52.7         126.4         129.3
   Minerals ...................................          2.2           1.2           3.8           2.5
   Depreciation, depletion and amortization ...        127.5         134.8         251.2         267.8
   General and administrative .................         16.5          19.9          30.5          38.4
                                                  ----------    ----------    ----------    ----------
           Total operating expenses ...........        307.8         329.6         600.2         674.9
                                                  ----------    ----------    ----------    ----------

Operating income ..............................        120.1         115.0         217.4         301.4
Other income (expense) - net ..................         (1.5)          3.9           0.5           0.9
Interest expense ..............................        (12.5)        (11.0)        (25.5)        (21.7)
                                                  ----------    ----------    ----------    ----------
Income before income taxes ....................        106.1         107.9         192.4         280.6
Income taxes ..................................        (35.7)        (33.5)        (62.8)        (89.0)
                                                  ----------    ----------    ----------    ----------

Net income ....................................   $     70.4    $     74.4    $    129.6    $    191.6
                                                  ==========    ==========    ==========    ==========

Earnings per share ............................   $     0.28    $     0.30    $     0.52    $     0.76
                                                  ==========    ==========    ==========    ==========
Weighted average shares outstanding ...........        249.8         251.0         249.8         251.0
Cash dividends per share ......................   $     0.05    $     0.05    $     0.10    $     0.10



 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.


            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                     At December 31, 1996 and June 30, 1997
                             (Millions of Dollars)

                                              December 31,      June 30,
                                                  1996            1997
                                              ------------    ------------
                                                              (Unaudited)
ASSETS

Current assets:
   Cash and temporary investments .........   $      118.9    $       42.7
   Accounts receivable - net ..............          351.6           282.8
   Inventories ............................           29.4            41.6
   Other current assets ...................           86.4            30.8
                                              ------------    ------------
          Total current assets ............          586.3           397.9
                                              ------------    ------------

Properties (successful efforts method):
   Cost ...................................        6,190.0         6,795.4
   Accumulated depreciation, depletion
       and amortization ...................       (3,217.6)       (3,521.7)
                                              ------------    ------------
          Total properties - net ..........        2,972.4         3,273.7

Intangible and other assets ...............           90.2            95.9
                                              ------------    ------------

          Total assets ....................   $    3,648.9    $    3,767.5
                                              ============    ============





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.


            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                     At December 31, 1996 and June 30, 1997
                             (Millions of Dollars)

                                                December 31,      June 30,
                                                    1996            1997
                                                ------------    ------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................  $      407.4    $      347.2
    Accrued taxes payable ....................         134.1           114.2
    Other current liabilities ................          71.3            63.3
                                                ------------    ------------
          Total current liabilities ..........         612.8           524.7
                                                ------------    ------------

Long-term debt ...............................         670.9           672.7

Deferred income taxes ........................         434.7           481.3
Retiree benefits obligations .................         151.4           152.4
Deferred revenues ............................           4.9             8.5
Other long-term liabilities (Note 5) .........         259.9           235.9

Shareholders' equity:
    Common stock, no par value;
      Authorized shares--400,000,000
      Issued shares--250,058,019
       and 253,768,277........................          --              --
    Paid-in surplus ..........................         872.9           983.5
    Unearned Employee Stock Ownership Plan ...          --            (104.8)
    Retained earnings ........................         674.4           841.0
    Unrealized gain on investment ............          --               1.0
    Unearned compensation ....................         (17.5)          (11.7)
    Deferred foreign exchange adjustment .....         (12.0)          (12.8)
    Treasury stock, at cost;
        Shares--154,417 and 167,177 ..........          (3.5)           (4.2)
                                                ------------    ------------
          Total shareholders' equity .........       1,514.3         1,692.0
                                                ------------    ------------

Total liabilities and shareholders' equity ...  $    3,648.9    $    3,767.5
                                                ============    ============





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.


                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1997
                             (Millions of Dollars)
                                  (Unaudited)

                                                       1996            1997
                                                   ------------    ------------
Cash flows provided by operations:

   Net income ...................................  $      129.6    $      191.6

   Non-cash charges to income:
      Depreciation, depletion and amortization ..         251.2           267.8
      Deferred income taxes .....................          16.2            45.9
      Other non-cash charges - net ..............          11.1            42.8
   Changes in current assets and liabilities ....           0.9            24.0
                                                   ------------    ------------

          Cash provided by operations ...........         409.0           572.1
                                                   ------------    ------------

Investing activities:

   Capital and exploratory expenditures .........        (367.9)         (643.1)
   Proceeds from sales of assets ................          24.9             4.9
   Other investing activities - net .............          --              (6.4)
                                                   ------------    ------------

          Cash used by investing activities .....        (343.0)         (644.6)
                                                   ------------    ------------

Financing activities:

   Dividends paid ...............................         (24.9)          (25.0)
   Advances to Union Pacific Corporation ........         (82.9)           --
   Debt financing ...............................          --               1.9
Other financing - net ...........................          34.4            19.4
                                                   ------------    ------------

          Cash used by financing activities .....         (73.4)           (3.7)
                                                   ------------    ------------

Net change in cash and temporary investments ....          (7.4)          (76.2)
Cash at beginning of period .....................          27.6           118.9
                                                   ------------    ------------

Cash at end of period ...........................  $       20.2    $       42.7
                                                   ============    ============




 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Deloitte & Touche LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from the audited financial statements as of December 31,1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

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

2. NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which establishes new standards for computing and presenting EPS. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been effective the first six months of 1997 and in 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and
     (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders.

     SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

3. ACQUISITIONS - During the second quarter of 1997, the Company entered into a purchase and sale agreement to acquire 100% of Highlands Gas Corporation for an adjusted purchase price of approximately $180 million, including the assumption of debt and other obligations. Highlands Gas Corporation is in the business of gathering, purchasing, processing and transporting natural gas and natural gas liquids. The acquisition, which includes three natural gas processing plants, 700 miles of gas and natural gas liquids gathering pipeline and 400 miles of transportation line, will be accounted for using the purchase method of accounting. The Company anticipates completing the purchase transaction in August 1997. Cash from operations and the proceeds from issuance of commercial paper will be used to fund this acquisition.

     The Company also completed the purchase of certain producing properties and gas pipeline assets of Castle Energy Corporation and certain Cotton Valley Pinnacle Reef properties of Jordan Oil & Gas Company, L.P. in East Texas. The acquisition from Castle Energy Corporation includes 8,150 net acres, 115 producing wells, approximately 95 drilling locations, and 74 miles of gathering pipeline. The acquisition from Jordan Oil & Gas Company, L.P. includes 312,000 net acres in the Cotton Valley Pinnacle Reef area in East Texas, three producing wells, five wells which were being drilled, fourteen drill sites and a large 3-D seismic shoot. Cash from operations was used as the source of funds for these acquisitions.

4. RISK MANAGEMENT - The Company routinely uses derivative financial instruments to manage and reduce risks associated with hydrocarbon price volatility and other market variables. These instruments are generally put in place to limit risk of adverse price movements, however, when this is done, these same instruments usually limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded futures contracts or master swap agreements based on standard forms. Exchange-traded futures contracts require the Company to maintain margin deposits. At June 30, 1997, the Company had margin deposits of $7.4 million, $5.8 million from initial contract requirements and $1.6 million for net unrealized losses. The Company also utilizes options in its risk management program. These types of contracts do not require the Company to maintain a margin deposit, but do require the payment of premiums.

     Unrealized gains/losses on derivative financial instruments are not recorded. Recognition of realized gains/losses and option premium payments/receipts are deferred until the underlying physical product is sold. Margin deposits and deferred gains/losses are included in other current assets in the Company's Condensed Statements of Consolidated Financial Position.

     The Company is exposed to risk of nonperformance by its counterparties due to such counterparties' unwillingness or inability to pay in accordance with the terms of the derivative financial instruments ("credit risk"). At June 30, 1997, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts with such counterparty was approximately $0.2 million.

     At June 30, 1997, the Company had near-term futures contracts and price swaps for August through December 1997 with respect to notional natural gas volumes of 850 MMcfd at $1.95 per Mcf. The unrecognized mark-to-market loss associated with such contracts, representing the price the Company would pay to close such contracts, was $8.5 million, as of June 30, 1997. Also at June 30, 1997, the Company had near-term crude oil price swap contracts for July through September 1997 with respect to notional crude oil volumes of 15 MBbld at $20.03 per Bbl. These swaps had an unrecognized mark-to-market gain of $0.1 million. Additionally, the Company has simultaneously purchased crude oil put options (floor) and sold crude oil call options (ceiling), the combination of the two having the effect of establishing minimum and maximum prices the Company would receive for crude oil. At June 30, 1997, the Company's purchase and sale of such options had established a minimum price of $19.17 per Bbl (including net premium paid) and a maximum price of $24.67 per Bbl (including net premium received) with respect to
    25.0 MBbld of crude oil for July through September 1997; and a minimum price of $18.97 per Bbl and a maximum price of $24.47 per Bbl with respect to 40 MBbld for October through December 1997. The value of these options at June 30, 1997, was $5.0 million, representing the fair market value of such options given current market prices using an option pricing model.

    At June 30, 1997, the Company had near-term futures contracts and price swaps for January through December 1998 with respect to notional natural gas volumes of 100 MMcfd at $2.17 per Mcf. Additionally, the Company had previously sold near-term futures contracts and price swaps for January through December 1998 with respect to notional natural gas volumes of 37 MMcfd at $2.21 per Mcf, then subsequently offset these positions by purchasing corresponding volumes through futures contracts and price swaps for the same delivery periods. The unrecognized mark-to-market gain associated with such contracts and swaps for 1998 delivery periods, representing the price the Company would receive to close such contracts at the reporting date, was $1.1 million.

    At June 30, 1997, the Company had outstanding long-term physical fixed price sales contracts which obligates the Company to deliver 69.4 Bcf of natural gas through June 30, 2008. The Company's marketing subsidiary, Union Pacific Fuels, Inc., periodically enters into long-term financial contracts that, in combination with these long-term fixed price sales agreements, secure a margin on the corresponding volume positions. At June 30, 1997, long-term fixed price sales commitments for which corresponding financial derivative instruments had not been entered into totaled 60.7 Bcf of natural gas at an average price of $3.01 per Mcf. The mark-to-market fair value of these contracts as of June 30, 1997 is $30.3 million. The remaining commitments for 8.7 Bcf of natural gas had corresponding financial derivative instruments for similar volumes. The unrecognized mark-to-market present value related to such hedged commitments at June 30, 1997, was $0.6 million, consisting of a $0.2 million gain on the long-term physical fixed price sales contacts and a $0.4 million gain on the corresponding financial derivative investments.

    At June 30, 1997, the Company had a total unrecognized mark-to-market present value gain of $28.6 million related to the financial and fixed price sales contracts described above. This gain consists of a $30.5 million net gain on long-term fixed price contracts and a $1.9 million net loss on financial derivative instruments. Unrecognized mark-to-market gains or losses were determined based upon current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity.

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

    There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part II, Item 1 - Legal Proceedings in this report. The outcome of such lawsuits can not be predicted. The Company intends to defend vigorously against such lawsuits.

    If the suits involving royalties are resolved ultimately against the Company on a widespread basis, damage awards and a loss of future revenue, in the aggregate, could have a materially adverse effect on the Company. The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect that these lawsuits, commitments or guarantees will have a materially adverse effect on its results of operations or financial condition.

6. PROPOSED ACQUISITION OF PENNZOIL COMPANY -- On June 23, 1997, the Company and Resources Newco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Bidder") offered to purchase up to 25,094,200 shares of common stock, par value $0.83 1/3 per share ("Pennzoil Shares") of Pennzoil Company, a Delaware corporation ("Pennzoil") or such greater number of Pennzoil Shares as equals 50.1% of the Pennzoil Shares outstanding on a fully diluted basis as of the expiration date (initially July 21, 1997), in each case together with the associated preferred stock purchase rights ("Rights") issued pursuant to the Rights Agreement, dated as of October 28, 1994 ("Rights Agreement") at a price of $84.00 per share (and associated preferred stock purchase right), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer").

    The purpose of the Offer is to acquire a majority of the Pennzoil Shares as the first step in a negotiated acquisition of the entire equity interest in Pennzoil. The Company is seeking to negotiate with Pennzoil a definitive acquisition agreement pursuant to which Pennzoil would, as soon as practicable following consummation of the Offer, consummate a merger (the "Proposed Merger") with Bidder or another direct or indirect wholly owned subsidiary of the Company. At the effective time of the Proposed Merger, each Pennzoil Share that is issued and outstanding immediately prior to the effective time (other than shares held in the treasury of Pennzoil or owned by the Company, Bidder or any direct or indirect wholly owned subsidiary of the Company) would be converted into a number of shares of common stock, no par value, of the Company ("Common Stock") determined, within a pricing collar of $25.00 to

    $30.00, by dividing $84.00 by the average of the closing prices of a share of the Common Stock for the twenty consecutive trading days ending five days prior to the meeting of Pennzoil stockholders called for the purpose of voting on the Proposed Merger. In the event that such average of the closing prices during such twenty day period is less than $25.00 or greater than $30.00, the exchange ratio will be fixed at 3.36 shares of the Common Stock or 2.80 shares of the Common Stock, respectively. To date, Pennzoil has refused to enter into negotiations with the Company regarding the Proposed Merger. On July 21, 1997, the initial expiration date of the Offer, the Company was informed by The Bank of New York, its Depository for the Offer, that holders of 61.5% of the outstanding Pennzoil Shares had tendered into the Offer. The Company did not consummate the Offer on such date because, among other reasons, Pennzoil's Board refused to redeem the Rights or render the Rights Agreement inapplicable and refused to remove other impediments (including other anti-takeover measures that could be removed or made inapplicable by Pennzoil Board action) that were conditions to the Company's consummation of the Offer. On that same date, the Company announced that it had extended the expiration date of the Offer until September 24, 1997.

    There can be no assurance that such negotiations will occur, or if such negotiations occur, as to the outcome thereof. The Company and Bidder are exploring ways to encourage the Board of Directors of Pennzoil to permit Pennzoil's stockholders to participate in the Offer and the Proposed Merger. These may include a solicitation of proxies at Pennzoil's 1998 and 1999 annual meeting of stockholders. The Offer is conditioned on, among other things, Pennzoil's shareholder rights plan and other antitakeover measures being invalidated or deemed inapplicable to the Offer and either the Company's designees constituting a majority of the Pennzoil Board or Pennzoil having entered into a mutually acceptable definitive merger agreement with the Company and Bidder to provide for the acquisition of Pennzoil pursuant to the Offer and the Proposed Merger.

    The Company estimates that the total amount of funds required pursuant to the Offer to purchase the Pennzoil Shares and to pay fees and expenses related to the Offer will be approximately $2.2 billion. The Company and Bidder plan to obtain such funds from the Company's available cash and working capital, and commercial paper issuances or pursuant to one or more loan facilities currently existing or to be obtained from one or more commercial banks or other financial institutions on terms and conditions to be determined hereafter. The Company and Bidder are currently in discussions with a small group of financial institutions regarding the establishment of a credit facility that would be used to pay all or a portion of the funds required pursuant to the Offer. It is anticipated that the indebtedness incurred by the Company under such loans will be repaid from funds generated internally by the Company and its subsidiaries (including, after the Proposed Merger, if consummated, dividends paid by Pennzoil and its subsidiaries), through additional borrowings and security issuances or through a combination of such sources. No final decisions have been made concerning the method the Company will employ to repay such indebtedness. Such decisions when made will be based on the Company's review from time to time of the advisability of particular actions, as well as on prevailing interest rates and financial and other economic conditions. The Offer is not conditioned on financing.

    For additional information, please see the Company's Schedule 14D-1, as amended. Refer to Part II, Item I - Legal Proceedings in this report for additional information regarding certain legal proceedings relating to the Offer and Proposed Merger.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of June 30, 1997, and the related condensed statements of consolidated income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

July 16, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNION PACIFIC RESOURCES GROUP INC.

                             RESULTS OF OPERATIONS

             QUARTER ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1997

OVERVIEW

                                       Three Months Ended June 30,
                                       ---------------------------
                                          1996          1997
                                       ----------    ----------
                                         (Millions of dollars)
Selected financial data:
   Total operating revenues ........     $ 427.9       $ 444.6
   Total operating expenses ........       307.8         329.6
   Operating income ................       120.1         115.0
   Net income ......................        70.4          74.4


NET INCOME for the quarter ended June 30, 1997 was $74.4 million, or $0.30 per share, compared to $70.4 million, or $0.28 per share, for the same period in 1996. The 6% increase in earnings for the second quarter of 1997, compared to the second quarter of 1996, was primarily due to lower interest expense and improvements in other income, which helped to offset a slight decline in operating income.

OPERATING INCOME for the second quarter of 1997 decreased by $5.1 million as compared to the second quarter 1996. The decrease resulted from lower marketing income due to lower product margins and cost increases associated with expanded exploration activity despite higher producing property volumes and a partial reduction in the reserve associated with the Columbia Gas Transmission Company bankruptcy settlement.


                                     Three Months Ended June 30,
                                     ---------------------------
                                         1996           1997
                                     -----------    ------------
                                        (Millions of dollars)
Operating income:
   Oil and gas operations ..........    $ 109.7       $ 105.7
   Minerals ........................       27.8          30.0
   General and administrative ......      (17.4)        (20.7)

OIL AND GAS OPERATIONS

   OPERATING REVENUES

                                          Three Months Ended June 30,
                                          ---------------------------
                                              1996          1997
                                          ------------   ------------
                                            (Millions of dollars)
Operating revenues:
   Producing properties ..............      $ 267.8       $ 304.6
   Plants, pipelines and marketing ...        125.6          89.7
   Other oil and gas revenues ........          4.4          18.6


PRODUCING PROPERTY REVENUES for the three months ended June 30, 1997 increased by $36.8 million compared to the same period in 1996. Production volume increases of 164.7 MMcfed (11%) added $25.3 million to revenues, while higher product prices contributed another $11.5 million to revenues. During the second quarter of 1997, net realized natural gas prices averaged $1.85 per Mcf, which were up $0.17 per Mcf over the second quarter of 1996 prices. Impacted by stronger natural gas liquids ("NGL") prices in the Rockies business unit, overall NGL prices averaged $10.12 per Bbl, an 8% increase over second quarter of 1996. Crude oil prices averaged $18.12 per Bbl during the second quarter of 1997, down $1.73 per Bbl from the same period last year.


                                               Three Months Ended June 30,
                                               ---------------------------
                                                  1996           1997
                                               ----------      -----------
Production volumes - producing properties:
   Natural gas (MMcfd) .......................      978.9      1,128.0
   Natural gas liquids (MBbld) ...............       29.1         31.4
   Crude oil (MBbld) .........................       51.6         51.9
   Total (MMcfed) ............................    1,463.1      1,627.8


                                                                            Three Months Ended June 30,
                                                                 -----------------------------------------------
                                                                   1996        1997          1996          1997
                                                                 --------     --------      -------      -------
                                                                    (without Hedging)         (with Hedging)
Average product price realizations - producing properties:
   Natural gas (per Mcf) .....................................   $   1.73     $   1.80      $  1.68      $  1.85
   Natural gas liquids (per Bbl) .............................       9.35        10.13         9.35        10.12
   Crude oil (per Bbl) .......................................      20.07        18.10        19.85        18.12
   Average (per Mcfe) ........................................       2.05         2.03         2.01         2.06

Natural gas volumes from producing properties totaled 1,128.0 MMcfd during the second quarter of 1997. This total represents an increase of 149.1 MMcfd or 15% from the second quarter 1996. Drilling successes in the Austin Chalk, West Texas, and Gulf Onshore/Offshore business units, and elimination of preferential distribution of Section 29 partnership volumes contributed to the volume gains. Austin Chalk's volume growth was attributed to the Washington County area, where the Newman #2 was recently completed and is producing approximately 37 MMcfd. The West Texas horizontal drilling program and Gulf Onshore/Offshore's drilling program at Roleta helped boost production from those business units for the second quarter of 1997.

For the second quarter of 1997, natural gas liquids volumes from producing properties increased by 2.3 MBbld (8%) over the same period in 1996. Higher NGL recoveries resulting from richer gas and improved yields from plant processing in the Rockies business unit contributed to the favorable quarterly comparison.

PLANTS, PIPELINES AND MARKETING REVENUES for the second quarter of 1997 decreased by $35.9 million to $89.7 million compared to the second quarter of 1996. Lower average plant product prices of $0.16 per Mcfe (9%) contributed $3.7 million to the decrease, while lower volumes reduced revenues $3.9 million. Pipeline revenues decreased by $13.9 million primarily due to the reclassification of certain sales from pipeline revenue. Marketing revenues decreased by $14.2 million primarily due to lower gas margins for the second quarter of 1997 as compared to the second quarter of 1996.


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       1996           1997
                                                   ------------    -----------
Sales volumes - plants:
   Natural gas (MMcfd) ...........................         25.5        20.0
   Natural gas liquids (MBbld) ...................         41.6        38.7
   Total (MMcfed) ................................        275.1       252.4

Average product price realizations - plants:
   Natural gas (per Mcf) .........................       $ 2.05      $ 1.76
   Natural gas liquids (per Bbl) .................        11.14       10.26
   Average (per Mcfe) ............................         1.88        1.72

Natural gas volumes decreased by 5.5 MMcfd (22%) from 25.5 MMcfd in the second quarter of 1996 to 20.0 MMcfd in the second quarter of 1997 due to lower throughput at an East Texas business unit plant, resulting from a maintenance turn-around.

Natural gas liquids volumes decreased by 2.9 MBbld (7%) to 38.7 MBbld in the second quarter of 1997, primarily as a result of a maintenance turn-around at an East Texas business unit plant and leaner gas.

OTHER OIL AND GAS REVENUES in the second quarter of 1997 were higher by $14.2 million primarily due to a $12.0 million partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve and a $2.2 million gain on sale of assets.

   OPERATING EXPENSES

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      1996          1997
                                                  -----------   -------------
                                                      (Millions of dollars)
Operating expenses:
   Production ....................................     $ 63.6        $ 71.8
   Exploration ...................................       32.2          49.2
   Plants, pipelines and marketing ...............       65.8          52.7
   Depreciation, depletion and amortization ......      127.5         134.8


PRODUCTION EXPENSES for the second quarter of 1997 increased by $8.2 million (13%) over the same period in 1996, largely due to higher production taxes and higher lease operating costs. An increase of $3.2 million in production taxes in the second quarter of 1997 was incurred as a result of higher producing property revenues.

Lease operating costs were up $7.8 million primarily due to workover costs in the Austin Chalk business unit. Production expenses on a per unit basis were up $0.01 to $0.49 per Mcfe for the second quarter of 1997.

EXPLORATION EXPENSES during the three months ended June 30, 1997 increased $17.0 million (53%) over the same period last year, primarily attributable to increased dry hole and surrendered lease expense. For the second quarter of 1997, dry hole expense was up $2.4 million due to increased exploratory drilling in the East Texas business unit as compared to the same period in 1996. Surrendered lease expense was up $14.0 million during the second quarter of 1997, primarily a result of increased leasing activity in the East Texas, Austin Chalk and Gulf Onshore/Offshore business units.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING decreased by $13.1 million from the second quarter of 1996 to $52.7 million for the same period in 1997, primarily due to lower gas purchase costs.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased by $7.3 million to $134.8 million for the second quarter of 1997, primarily as a result of higher producing property volumes ($12.5 million), partially offset by a lower unit of production rate ($6.1 million).

   OIL AND GAS OPERATING INCOME

Total oil and gas operating income for the second quarter of 1997 decreased by $4.0 million to $105.7 million as compared to the second quarter of 1996. During the second quarter of 1997, higher producing property operating income of $19.5 million was offset by a $23.5 million decrease in plants, pipelines and marketing operating income.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $3.3 million (19%) to $20.7 million for the second quarter of 1997, primarily due to compensation expense associated with employee stock ownership programs. On a per unit basis, general and administrative expenses increased by $0.02 to $0.12 per Mcfe.

INTEREST AND OTHER INCOME - NET - Interest expense decreased from the second quarter of 1996 by $1.5 million to $11.0 million in the second quarter of 1997, due to lower interest rates achieved through debt restructuring in October 1996. Other income increased by $5.4 million for the second quarter of 1997 due to an insurance settlement and higher interest income.

INCOME TAXES - During the second quarter of 1997, income taxes decreased slightly from the same period in 1996 to $33.5 million, principally the result of the absence of a $3.0 million state tax settlement in 1996. The effective tax rate, including 1997 Section 29 tax credits of $4.7 million, remained fairly constant at 31%.

            SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1997

OVERVIEW


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        1996        1997
                                                   ------------  -----------
                                                    (Millions of dollars)
Selected financial data:
   Total operating revenues ....................      $  817.6   $  976.3
   Total operating expenses ....................         600.2      674.9
   Operating income ............................         217.4      301.4
   Net income ..................................         129.6      191.6


NET INCOME for the six months ended June 30, 1997 was $191.6 million, or $0.76 per share, compared to $129.6 million, or $0.52 per share for the same period in 1996. The 48% increase in earnings for the year was due to increased revenues resulting from higher sales volumes from producing properties and higher prices. Increased exploration, production taxes and depreciation expense partially offset the higher revenues.

OPERATING INCOME for six months ended June 30, 1997 increased by $84.0 million as compared to the same period in 1996. Increased revenue from higher producing property sales volumes and product prices were partially offset by lower marketing income related to lower product margins and cost increases associated with expanded exploration activity.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1996          1997
                                                   ----------   ------------
                                                     (Millions of dollars)
Operating income:
   Oil and gas operations ......................    $  192.5       $  280.9
   Minerals ....................................        57.3           60.6
   General and administrative ..................       (32.4)         (40.1)

OIL AND GAS OPERATIONS

   OPERATING REVENUES

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1996        1997
                                                     ----------   ------------
                                                       (Millions of dollars)
Operating revenues:
   Producing properties ................               $  499.8   $  674.6
   Plants, pipelines and marketing .....                  239.8      214.4
   Other oil and gas revenues ..........                   16.7       23.2


PRODUCING PROPERTY REVENUES for the six months ended June 30, 1997 were $674.6 million compared to $499.8 million for the same period in 1996. Higher net realized prices and volumes added $117.3 million and $57.5 million, respectively, to revenues. Natural gas prices improved $0.49 per Mcf to $2.13 per Mcf. Impacted by stronger Rockies business unit natural gas liquids prices, overall NGL prices averaged $11.64 per Bbl, a 23% increase over 1996 average NGL prices. Crude oil prices averaged $18.81 per Bbl, up $0.50 per Bbl from the same period last year.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                         1996       1997
                                                      -------    -------
Production volumes - producing properties:
   Natural gas (MMcfd) ...........................      954.7    1,123.1
   Natural gas liquids (MBbld) ...................       26.9       31.1
   Crude oil (MBbld) .............................       50.6       51.7
   Total (MMcfed) ................................    1,419.7    1,619.9

                                                                          Six Months Ended June 30,
                                                               -------------------------------------------------
                                                                   1996         1997         1996         1997
                                                               ----------   ----------   ----------   ----------
                                                                  (without Hedging)          (with Hedging)
Average product price realizations - producing properties:
   Natural gas (per Mcf) ...................................   $     1.73   $     2.17   $     1.64   $     2.13
   Natural gas liquids (per Bbl) ...........................         9.50        11.66         9.50        11.64
   Crude oil (per Bbl) .....................................        18.83        19.45        18.31        18.81
   Average (per Mcfe) ......................................         2.01         2.35         1.93         2.30


Natural gas volumes from producing properties totaled 1,123.1 MMcfd during the first six months of 1997, an increase of 168.4 MMcfd or 18% from the same period in 1996. This increase was primarily due to drilling successes in the Austin Chalk, West Texas, and Gulf Onshore/Offshore business units, and elimination of preferential distribution of Section 29 partnership volumes. The Austin Chalk's volume growth was primarily attributable to the Washington County area, while West Texas' horizontal drilling program and Gulf Onshore/Offshore's drilling program at Roleta helped boost production in those business units.

Natural gas liquids volumes from producing properties increased by 4.2 MBbld (16%) to 31.1 MBbld for the six months ended June 30, 1997 as compared to volumes for the same period in 1996. This increase reflected higher NGL recoveries resulting from richer gas and improved plant processing in the Rockies business unit.

PLANTS, PIPELINES AND MARKETING REVENUES for the six months ended June 30, 1997, were $214.4 million compared to $239.8 million for the same period in 1996. Marketing revenues, which decreased due primarily to lower product margins, were partially offset by higher plant product prices for the first six months of 1997.


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       1996         1997
                                                   -----------   -----------
Sales volumes - plants:
   Natural gas (MMcfd) ...........................       25.3           20.7
   Natural gas liquids (MBbld) ...................       39.8           40.1
   Total (MMcfed) ................................      264.1          261.6

Average product price realizations - plants:
   Natural gas (per Mcf) .........................   $   1.89        $  2.30
   Natural gas liquids (per Bbl) .................      11.14          12.25
   Average (per Mcfe) ............................       1.86           2.06


Natural gas volumes decreased by 4.6 MMcfd (18%) from 25.3 MMcfd in the second quarter of 1996 to 20.7 MMcfd in the second quarter of 1997. This decrease is primarily attributed to lower throughput at an East Texas plant resulting from a maintenance turn-around.

OTHER OIL AND GAS REVENUES for 1997 were higher by $6.5 million primarily due to a $12.0 million partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve, partially offset by lower gains on sale of assets and lower Section 29 income.

   OPERATING EXPENSES

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      1996         1997
                                                  ------------  -----------
                                                    (Millions of dollars)
Operating expenses:
   Production ....................................   $  126.4       $ 144.9
   Exploration ...................................       61.9          92.0
   Plants, pipelines and marketing ...............      126.4         129.3
   Depreciation, depletion and amortization ......      251.2         267.8


PRODUCTION EXPENSES for the first half of 1997 increased by $18.5 million (15%) compared to 1996, largely due to higher production taxes and higher lease operating costs. Additional production taxes in the first half of 1997 were a direct result of higher producing property revenues. Lease operating costs were up $12.2 million due to workover costs primarily in the Austin Chalk and Rockies business units. Production expenses on a per unit basis were flat at $0.49 per Mcfe for the first six months of 1997 and 1996.

EXPLORATION EXPENSES during the six months ended June 30, 1997 increased $30.1 million (49%) over the same period last year, primarily attributable to increased dry hole and surrendered lease expense. Dry hole expense was up $6.6 million due to increased exploratory drilling in the East Texas Business Unit. The surrendered lease expense was up $21.8 million, primarily a result of increased leasing activity in the East Texas and Austin Chalk business units.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING of $129.3 million remained relatively flat for the first half of 1997 as compared to the same period in 1996.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) increased by $16.6 million to $267.8 million for the first six months of 1997 as compared to the same period in 1996. This increase was attributed primarily to the impact of higher producing property volumes ($30.9 million), partially offset by a lower unit of production rate ($15.9 million).

   OIL AND GAS OPERATING INCOME

Total oil and gas operating income for the first half of 1997 increased by $88.4 million to $280.9 million as compared to the first half of 1996. Higher producing property operating income of $117.8 million was partially offset by a $29.4 million decrease in plants, pipelines and marketing operating income.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $7.7 million (24%) to $40.1 million for the first half of 1997, primarily due to compensation expense associated with employee stock ownership programs which were implemented in the fourth quarter of 1996. On a per unit basis, general and administrative expenses increased by $0.01 to $0.11 per Mcfe.

INTEREST AND OTHER INCOME - NET - Interest expense decreased during 1997 by $3.8 million to $21.7 million due to lower interest rates achieved through debt restructuring in October 1996.

INCOME TAXES - For the first six months of 1997, income taxes increased $26.2 million when compared to the same period in 1996. The effective tax rate, including 1997 Section 29 tax credits of $9.4 million, stayed fairly consistent at 32%.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the first primarily six months of 1997 was its cash from operations. The Company's cash outflows primarily included capital expenditures for oil and gas operations and acquisitions, and payment of dividends.

Cash flows provided by operations increased 40% from $409.0 million in the first six months of 1996 to $572.1 million the same period of 1997. The increase reflects higher cash operating income from producing properties, partially offset by lower cash operating income from plants, pipelines and marketing and an increase in general and administrative and income tax expenses. In addition, favorable changes in working capital reflects reductions in futures margin deposits and accounts receivable.

Capital and exploratory expenditures for the first six months of 1997 were $643.1 million, an increase of $275.2 million compared to the first six months of 1996. Capital and exploratory expenditures are summarized as follows:

                                              Six Months Ended June 30,
                                              -------------------------
                                                  1996         1997
                                              -----------   -----------
                                                (Millions of dollars)
Capital and exploratory expenditures:
   Exploration and production ..............     $297.3       $555.1
   Plants, pipelines and marketing .........       64.6         80.2
   Minerals and other ......................        6.0          7.8
                                                 ------       -------
   Total ...................................     $367.9       $643.1
                                                 ======       ======


Exploration and production capital spending for the first six months of 1997 was up by $257.8 million (87%) when compared to the first six months of 1996, as a result of increased exploratory drilling ($48.5 million), increased development drilling ($76.8 million) and higher lease acquisitions. Higher property acquisitions contributed to increased spending by approximately $49.6 million.

The Company's total debt at June 30, 1997 of $672.7 million is relatively flat when compared to December 31, 1996 total debt of $670.9 million. The Company's debt to book capital ratio at the end of the second quarter of 1997 is 28%. On July 15, 1997 the Company announced its 1997 capital spending program would increase from $1.0 billion to $1.5 billion. The increase in spending is due to higher drilling activity and acquisitions including Highlands Gas Corporation and the East Texas properties from Castle Energy Corporation and Jordan Oil & Gas Company, L.P. The extent and timing of such expected spending, however, may be affected by changes in business and operating conditions as well as by the timing and availability of investment opportunities. It is anticipated, as a result of the increased spending program, that long-term debt at the end of 1997 will increase to levels near $1.0 billion, excluding the proposed Pennzoil acquisition.

The Company expects to remain one of the most active drillers in the United States in 1997 based on the number of active drilling rigs and currently has over 60 active rigs. Drilling is expected to concentrate in the Austin Chalk, Gulf Onshore/Offshore, West Texas and East/South Texas business units. A deep water Gulf of Mexico exploratory well in the Gomez prospect was spud in July 1997. The Company has a 100% working interest in the well that will cost approximately $19.0 million to drill. The prospect has a potential reserve base of 70 million barrel of oil equivalent. The Company also recently acquired twelve additional blocks which are adjacent to this well from Broken Hill Proprietary.

The Company will continue to aggressively pursue acquisition opportunities and expansion of its plants, pipelines and marketing business. During August of 1997, the Company expects to complete its acquisition of Highlands Gas Corporation. Highlands Gas Corporation includes three gas processing plants with a capacity of 117 MMcfd, five gathering systems with over 700 miles of pipe and over 400 miles of transportation pipeline. In Louisiana , the Company's Master's Creek gas processing plant started operations during the first part of August 1997. Currently the plant is processing 50 MMcfd. The plant's throughput is expected to increase to 100 MMcfd in the fourth quarter 1997 and to 200 MMcfd in the first quarter 1998.

As a result of drilling, property purchases and plant expansions, the Company expects to increase its total annual sales volumes in 1997 by approximately 10% over 1996 levels while increasing its hydrocarbon reserves. This sales volume growth is anticipated primarily in the Austin Chalk, Gulf Onshore/Offshore and West Texas business units.

The Company paid a $0.05 per share ($12.5 million) quarterly cash dividend on its outstanding shares of common stock in April 1997. In addition, on April 3, 1997 and July 31, 1997, the Board of Directors declared a cash dividend of $0.05 per share payable in the third and fourth quarter of 1997, respectively.

The Company also plans to continue to evaluate international venture opportunities where its technological expertise and experience can be utilized.

Cash from operations and available debt financing should adequately enable the Company to fund its future capital expenditures, dividends and working capital requirements.


                    PROPOSED ACQUISITION OF PENNZOIL COMPANY

On June 23, 1997, the Company and Resources Newco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Bidder"), offered to purchase up to 25,094,200 shares of common stock, par value $0.83 1/3 per share ("Pennzoil Shares") of Pennzoil Company, a Delaware corporation ("Pennzoil"), or such greater number of Pennzoil Shares as equals 50.1% of the Pennzoil Shares outstanding on a fully diluted basis as of the expiration date (initially July 21, 1997), in each case together with the associated preferred stock purchase rights ("Rights") issued pursuant to the Rights Agreement, dated as of October 28, 1994 ("Rights Agreement") at a price of $84.00 per share (and associated preferred stock purchase right), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer"). All references herein to Rights shall include all benefits that may inure to holders of the Rights pursuant to the Rights Agreement and, unless the context otherwise requires, all references herein to the Pennzoil Shares shall include the Rights.

The purpose of the Offer is to acquire a majority of the Pennzoil Shares as the first step in a negotiated acquisition of the entire equity interest in Pennzoil. The Company is seeking to negotiate with Pennzoil a definitive acquisition agreement pursuant to which Pennzoil would, as soon as practicable following consummation of the Offer, consummate a merger (the "Proposed Merger") with Bidder or another direct or indirect wholly owned subsidiary of the Company. At the effective time of the Proposed Merger, each Pennzoil Share that is issued and outstanding immediately prior to the effective time (other than shares held in the treasury of Pennzoil or owned by the Company, Bidder or any direct or indirect wholly owned subsidiary of the Company) would be converted into a number of shares of common stock, no par value, of the Company ("Common Stock") determined, within a pricing collar of $25.00 to $30.00, by dividing $84.00 by the average of the closing prices of a share of the Common Stock for the twenty consecutive trading days ending five days prior to the meeting of Pennzoil stockholders called for the purpose of voting on the Proposed Merger. In the event that such average of the closing prices during such twenty day period is less than $25.00 or greater than $30.00, the exchange ratio will be fixed at 3.36 shares of the Common Stock or 2.80 shares of the Common Stock, respectively. To date, Pennzoil has refused to enter into negotiations with the Company regarding the Proposed Merger.

On July 21, 1997, the initial expiration date of the Offer, the Company was informed by The Bank of New York, its Depository for the Offer, that holders of 61.5% of the outstanding Pennzoil Shares had tendered into the Offer. The Company did not consummate the Offer on such date because, among other reasons, Pennzoil's Board refused to redeem the Rights or render the Rights Agreement inapplicable and refused to remove other impediments (including other anti-takeover measures that could be removed or made inapplicable by Pennzoil Board action) that were conditions to the Company's consummation of the Offer.
 On that same date, the Company announced that it had extended the expiration date of the Offer until September 24, 1997.

There can be no assurance that such negotiations will occur, or if such negotiations occur, as to the outcome thereof. The Company and Bidder are exploring ways to encourage the Board of Directors of Pennzoil to permit Pennzoil's stockholders to participate in the Offer and the Proposed Merger. These may include a solicitation of proxies at Pennzoil's 1998 and 1999 annual meeting of stockholders. The Offer is conditioned on, among other things, Pennzoil's shareholder rights plan and other antitakeover measures being invalidated or deemed inapplicable to the Offer and either the Company's designees constituting a majority of the Pennzoil Board or Pennzoil having entered into a mutually acceptable definitive merger agreement with the Company and Bidder to provide for the acquisition of Pennzoil pursuant to the Offer and the Proposed Merger.

The Company estimates that the total amount of funds required pursuant to the offer to purchase the Pennzoil Shares and to pay fees and expenses related to the Offer will be approximately $2.2 billion. The Company and Bidder plan to obtain such funds from the Company's available cash and working capital, and commercial paper issuances or pursuant to one or more loan facilities currently existing or to be obtained from one or more commercial banks or other financial institutions on terms and conditions to be determined hereafter. The Company and Bidder are currently in discussions with a small group of financial institutions regarding the establishment of a credit facility that would be used to pay all or a portion of the funds required pursuant to the Offer. It is anticipated that the indebtedness incurred by the Company under such loans will be repaid from funds generated internally by the Company and its subsidiaries (including, after the Proposed Merger, if consummated, dividends paid by Pennzoil and its subsidiaries), through additional borrowings and security issuances, or through a combination of such sources. No final decisions have been made concerning the method the Company will employ to repay such indebtedness. Such decisions when made will be based on the Company's review from time to time of the advisability of particular actions, as well as on prevailing interest rates and financial and other economic conditions. The Offer is not conditioned on financing.

For additional information, please see the Company's Schedule 14D-1, as amended. Refer to Part II, Item I - Legal Proceedings in this report for additional information regarding certain legal proceedings relating to the Offer and Proposed Merger.

                          FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals (including the proposed Pennzoil acquisition) and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture. Such forward looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of oil, gas prices and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; the consummation of acquisition plans and proposals (including the proposed
Pennzoil acquisition) and the ultimate terms thereof; economic, political, judicial and regulatory developments; competition in the oil and gas industry as well as competition from other sources of energy; the economics of producing certain reserves; demand and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. Additionally, unpredictable or unknown factors not discussed herein could have material adverse effects on actual results related to matters which are the subject of forward looking information. The Company does not intend to update these cautionary statements.

With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending and acquisition programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates. With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders and the Company's results of acquisition activity, operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow, factors such as changes in oil and gas prices, the Company's success in acquiring producing properties, environmental matters and other contingencies, hedging activities, the Company's credit rating and debt levels, and the state of domestic capital markets may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pennzoil Litigation

On June 23, 1997, the Company and Resources Newco, Inc., a Delaware corporation and a wholly owned subsidiary ("Bidder"), filed lawsuits in three jurisdictions in connection with its Offer: (1) the Company and Bidder filed suit against Pennzoil and its directors on June 23, 1997 in the Court of Chancery of the State of Delaware in New Castle (a) to declare that the Pennzoil's directors breached their fiduciary duties, (b) to compel Pennzoil and its directors to redeem the rights or render the Rights Agreement inapplicable, and (c) to remove certain other impediments to the consummation of the Offer; (2) the Company and Bidder filed suit against Pennzoil in the United States District Court for the Northern Division of Texas (Fort Worth Division) to declare that the Company's
Schedule 14D-1 (which describes the Offer) complies with applicable law (the "Fort Worth Case"); and (3) the Company and Bidder filed suit against Pennzoil and the Attorney General of the State of Louisiana in the United States District Court for the Middle District of Louisiana in Baton Rouge, to declare the Louisiana Foreign Corporation Control Share Statute is unconstitutional thus preventing any possibility of Pennzoil applying such anti-takeover provisions to the Offer.

On June 25, 1997, Pennzoil filed suit against the Company and Bidder in the United States District Court for the District of Delaware which alleges, among other things, that the Schedule 14D-1 of the Company and Bidder contains certain misstatements and omissions. Additionally, the complaint seeks (1) to enjoin the Company and Bidder (a) from making false and misleading statements and omissions in connection with the Offer and (b) to make corrective disclosures that cure all of the alleged false and misleading statements and omissions in the Schedule 14D-1 and (2) to enjoin the Company and Bidder from acquiring shares of common stock of Pennzoil until at least 30 days after dissemination of additional securities filings.

On July 18, 1997, the court in the Fort Worth Case enjoined Pennzoil from proceeding further with its case in the United States District Court for the District of Delaware. Since this order, Pennzoil has sought to file counterclaims in the Fort Worth Case substantially the same as the claims asserted by it in its Delaware action.

Mineral Reservation Litigation

In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in the state District Court, Weld County, Colorado, to quiet title to minerals, including crude oil (in some of the lands) and natural gas. The state District Court heard arguments on the Company's motion for summary judgment on May 23, 1997. On June 23, 1997, the District Court granted the Company's motion holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable nonsurface substances, including oil and gas.

Royalty Litigation

The Company is a defendant in three suits now pending in state district courts in Fayette County (filed August 1995, 155th District Court), Lee County (filed August 1995, 335th District Court), and Harris County (filed August 1995, transferred from Calhoun County to 11th District Court), Texas, in which the plaintiffs allege that the Company underpaid their royalties for crude oil production in Texas. The plaintiffs seek certification as a class action in each suit. The plaintiffs include the Texas General Land Office in the Fayette County suit, Lee County in the Lee County suit, and Martin, et al. in the Harris County suit. Generally, the allegations are premised upon plaintiffs' theory that the defendants (including the Company) use "posted prices" to determine the amounts payable as royalties for crude oil production. The plaintiffs allege that the defendants "set" these posted prices, that posted prices are consistently below "market value," and that this practice has resulted in the underpayment of royalties to the plaintiffs. In addition to the allegations couched in terms of breaches of contract and implied covenants, the Lee County case also alleges that the Company has engaged (and conspired with others) in discriminatory practices in the sales of crude oil in violation of numerous state statutes. Further, the Harris County case: (i) adds claims with respect to natural gas, including claims that the Company discriminated against plaintiffs in the sale of natural gas and natural gas liquids, in the deductions for transportation and other services and in the prices used to account to the plaintiffs for their royalties; and (ii) adds claims (regarding both crude and gas) for alleged breaches of alleged fiduciary duties and intentional misrepresentation. A significant defendant in another case with similar claims has announced a settlement agreement. A fairness hearing with respect to such settlement has occurred and a decision currently is pending. The impact of such settlement, if any, with respect to this case, has not been ascertained.

The Company is also one of the defendants in an antitrust suit filed in September 1996 in an Alabama state court (the Circuit Court of Escambia County) against a number of crude oil producers alleging that the use of posted prices by defendants to pay royalties on crude oil produced in the United States arises from a combination, conspiracy or agreement designed to fix, depress and maintain such crude prices at artificially low levels. The plaintiffs (Lovelace, et al.) allege that such practices violate the Alabama antitrust laws and the antitrust laws of every other state. The plaintiffs obtained, on an ex parte basis, a "conditional" certification of a class consisting of all working and royalty interest owners of crude oil produced in the United States since 1986 who have been paid by defendants based on posted prices. The suit was removed to Federal court in Alabama on October 17, 1996, but then was remanded back to the state court on April 1, 1997. Defendants have filed a motion to vacate the conditional class certification order and all parties anticipate a full hearing on the class certification issue. The date of such hearing, as well as the timing and scope of anticipated motions to dismiss and discovery, are presently under consideration by the Court as part of a case scheduling order. A significant defendant in this litigation has announced a settlement agreement with the plaintiffs. A fairness hearing is scheduled for August 25, 1997, with respect to such settlement. The impact of such settlement, if any, with respect to the remaining defendants and similar suits, has not been ascertained.

Union Pacific Corporation, the Company's former Corporate parent, is a named defendant in a suit filed in the state district court, Salt Lake County, Utah in March, 1996. Though not named in the suit, the Company believes that it may ultimately be named as a defendant in place of Union Pacific Corporation. Plaintiffs (Burton, et al.) allege that the defendants have underpaid royalty or overriding royalty payments on crude oil and condensate. The claims are similar to those in the Texas cases described above. Plaintiffs argue that posted prices are less than the "best and highest prices reasonably available and less than the full fair market value received by defendants" for the crude oil upon which the royalties are paid to plaintiffs. Like the Texas cases, the plaintiffs seek certification of a plaintiff class, which in this case is a class defined as "all persons to whom Defendants have underpaid royalty or overriding royalty payments on crude oil during the period January 1, 1986 to the present."

None of the royalty litigation suits described above articulate a theory of recovery or a specific amount of damages. This litigation activity against the Company and others in the oil and gas industry suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and suits in jurisdictions other than those set forth above. The Company intends to defend vigorously against the foregoing, as well as any similar suits. If such suits are resolved ultimately against the Company on a widespread basis, however, damage awards and a loss of future revenue, in the aggregate, could have a materially adverse effect on the Company.

General

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

11      Computation of earnings per share

12      Computation of ratio of earnings to fixed charges

15      Awareness letter of Deloitte & Touche LLP dated as of August 14, 1997

27 Financial data schedule (included only in the electronic filing of this document)

(b)     REPORTS ON FORM 8-K

        On June 23, 1997, the Company filed a Current Report on Form 8-K containing a copy of the press release issued by the Company on June 23, 1997. This press release announced that the Company and Resources Newco, Inc., a wholly owned subsidiary of the Company, had commenced the Offer.
 .

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1997


                                       UNION PACIFIC RESOURCES GROUP INC.
                                       (Registrant)


                                       /s/ Morris B. Smith
                                       ----------------------------------------
                                           Morris B. Smith,
                                           Vice President and Chief Financial
                                            Officer
                                          (Chief Financial Officer and
                                           Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                 EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------

    11          Computation of earnings per share

    12          Computation of ratio of earnings to fixed charges

    15          Awareness letter of Deloitte & Touche LLP dated as of
                August 14, 1997

    27 Financial data schedule (included only in the electronic filing of this document)