Form 10-Q
period 1997-09-30
UNION PACIFIC RESOURCES GROUP INC
filed 1997-11-14
CIK 949061

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

YES    X        NO
     -----          ----

         As of October 31, 1997, there were 253,832,179 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                          Page Number
                                                                                          -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED STATEMENTS OF CONSOLIDATED INCOME - For the
           Three Months and Nine Months Ended September 30, 1996 and 1997...............        1

         CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION -
           At December 31, 1996 and September 30, 1997..................................      2 - 3

         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - For the
           Nine Months Ended September 30, 1996 and 1997................................        4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................      5 - 9

         INDEPENDENT ACCOUNTANTS' REPORT................................................        10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.................................................................     11 - 23

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS..............................................................     24 - 25

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...............................................     25 - 26

SIGNATURE...............................................................................       27


PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                   For the Three Months and Nine Months Ended
                          September 30, 1996 and 1997
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                    -------------------       ------------------
                                                                     1996         1997         1996       1997
                                                                    -------     -------       -------    -------
Operating revenues: (Note 4)
    Oil and gas operations:
       Producing properties..................................       $ 280.8     $ 292.2       $ 780.6    $ 966.8
       Plants, pipelines and marketing.......................         124.2       105.0         364.0      319.4
       Other oil and gas revenues............................           6.8        10.7          23.5       33.9
                                                                    -------     -------       -------    -------
           Total oil and gas operations......................         411.8       407.9       1,168.1    1,320.1
    Minerals.................................................          35.3        41.1          96.6      105.2
                                                                    -------     -------       -------    -------
           Total operating revenues..........................         447.1       449.0       1,264.7    1,425.3
                                                                    -------     -------       -------    -------
Operating expenses:
    Production...............................................          63.4        71.8         189.8      216.7
    Exploration, including exploratory dry holes.............          32.2        58.6          94.1      150.6
    Plants, pipelines and marketing..........................          72.6        66.3         199.0      195.6
    Minerals.................................................           2.3         1.3           6.1        3.8
    Depreciation, depletion and amortization                          132.9       136.5         384.1      404.3
    General and administrative...............................          16.4        20.0          46.9       58.4
         Total operating expenses............................       -------     -------       -------    -------
                                                                      319.8       354.5         920.0    1,029.4
                                                                    -------     -------       -------    -------

Operating income ............................................         127.3        94.5         344.7      395.9
Other income (expense) - net.................................          (2.4)        8.7          (1.9)       9.6
Interest expense ............................................         (12.5)      (13.8)        (38.0)     (35.5)
                                                                    -------     -------       -------    -------
Income before income taxes...................................         112.4        89.4         304.8      370.0
Income taxes.................................................         (35.5)      (22.2)        (98.3)    (111.2)
                                                                    -------     -------       -------    -------

Net income...................................................       $  76.9    $   67.2       $ 206.5    $ 258.8
                                                                    =======     =======       =======    =======

Earnings per share...........................................       $  0.31    $   0.27       $  0.83    $  1.03
                                                                    =======     =======       =======    =======
Weighted average shares outstanding..........................         249.8       251.0         249.8      251.0
Cash dividends per share.....................................       $  0.05    $   0.05       $  0.15    $  0.15



See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                   At December 31, 1996 and September 30, 1997
                              (Millions of Dollars)

                                                                            December 31,       September 30,
                                                                               1996                1997
                                                                           -------------       ------------
                                                                                                (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments...................................      $     118.9           $     43.8
    Accounts receivable - net........................................            351.6                333.4
    Inventories......................................................             29.4                 53.2
    Other current assets.............................................             86.4                 51.8
                                                                           -----------           ----------
          Total current assets.......................................            586.3                482.2
                                                                           -----------           ----------

Properties (successful efforts method):
    Cost.............................................................          6,190.0              7,179.9
    Accumulated depreciation, depletion and amortization.............         (3,217.6)            (3,647.7)
                                                                           -----------           ----------
          Total properties - net.....................................          2,972.4              3,532.2
    Intangible and other assets......................................             90.2                192.4
                                                                           -----------           ----------

          Total assets...............................................      $   3,648.9           $  4,206.8
                                                                           ===========           ==========




  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                   At December 31, 1996 and September 30, 1997
                              (Millions of Dollars)

                                                                          December 31,           September 30,
                                                                             1996                    1997
                                                                          ------------           -------------
                                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................................    $   407.4              $   388.9
     Accrued taxes payable.............................................        134.1                  119.7
     Other current liabilities.........................................         71.3                   77.4
                                                                           ---------              ---------
          Total current liabilities....................................        612.8                  586.0
                                                                           ---------              ---------

Long-term debt ........................................................        670.9                  978.0
Deferred income taxes..................................................        434.7                  502.0
Retiree benefits obligations...........................................        151.4                  148.7
Deferred revenues......................................................          4.9                    8.5
Other long-term liabilities (Note 5)...................................        259.9                  231.8

Shareholders' equity:
     Common stock, no par value;
       Authorized shares--400,000,000
       Issued shares--250,058,019 and 253,828,102                               --                      --
     Paid-in surplus...................................................        872.9                  986.1
     Unearned Employee Stock Ownership Plan............................         --                   (103.4)
     Retained earnings.................................................        674.4                  895.7
     Unrealized gain on investment.....................................         --                      1.2
     Unearned compensation.............................................        (17.5)                  (8.8)
     Deferred foreign exchange adjustment..............................        (12.0)                 (13.0)
     Treasury stock, at cost;
         Shares--154,417 and 230,762 ..................................         (3.5)                  (6.0)
                                                                          ----------              ---------
          Total shareholders' equity...................................      1,514.3                1,751.8
                                                                          ----------              ---------

          Total liabilities and shareholders' equity                      $  3,648.9              $ 4,206.8
                                                                          ==========              =========


See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1997
                              (Millions of Dollars)
                                   (Unaudited)

                                                              1996          1997
                                                             -------      --------
Cash flows provided by operations:

    Net income .......................................       $ 206.5      $  258.8

    Non-cash charges to income:
       Depreciation, depletion and amortization ......         384.1         404.3
       Deferred income taxes .........................          25.5          68.0
       Other non-cash charges - net ..................          61.2          73.2
    Changes in current assets and liabilities ........          52.4           2.2
                                                             -------      --------

          Cash provided by operations ................         729.7         806.5
                                                             -------      --------

Investing activities:

    Capital and exploratory expenditures .............        (615.7)     (1,010.3)
    Acquisition of Highlands Gas Corporation .........          --          (179.4)
    Proceeds from sales of assets ....................          24.9          22.3
    Other investing activities - net .................          (1.8)         (6.4)
                                                             -------      --------

          Cash used by investing activities ..........        (592.6)     (1,173.8)
                                                             -------      --------

Financing activities:

    Dividends paid ...................................         (37.3)        (37.5)
    Debt repaid ......................................         (68.0)         (1.3)
    Advances to Union Pacific Corporation ............        (123.4)         --
    Debt financing ...................................          --           308.3
    Other financing - net ............................          91.4          22.6
                                                             -------      --------

          Cash provided (used) by financing
            activities................................        (137.3)        292.1
                                                             -------      --------

Net change in cash and temporary investments .........          (0.2)        (75.1)
Cash at beginning of period ..........................          27.6         118.9
                                                             -------      --------

Cash at end of period ................................       $  27.4      $   43.8
                                                             =======      ========



See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Deloitte & Touche LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Statement of Consolidated Financial Position at December 31, 1996 is derived from the audited financial statements as of December 31,1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

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

2. NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which establishes new standards for computing and presenting EPS. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been effective for the nine months ended September 30, 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

3.   ACQUISITIONS -   During the third quarter of 1997, the Company completed
     its acquisition of 100% of the outstanding stock of Highlands Gas Corporation for an adjusted purchase price of approximately $179.4 million, plus the assumption of certain liabilities. Highlands Gas Corporation is in the business of gathering, purchasing, processing and transporting natural gas and natural gas liquids. The acquisition, which includes three natural gas processing plants, five gathering systems with over 700 miles of gas and natural gas liquids gathering pipeline and 400 miles of transportation pipeline, was accounted for using the purchase method of accounting. The acquisition was funded through the issuance of commercial paper. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition, as follows:

                                                  (In millions)
                                                  -------------
       Working capital...........................  $    5.7
       Property, plant and equipment.............      85.9
       Other assets..............................       9.0
       Goodwill..................................      89.8
       Other liabilities.........................     (11.0)
                                                   --------
       Purchase price............................  $  179.4
                                                   ========

     During the third quarter of 1997 the Company also entered into an agreement to acquire certain producing properties of Laurel Operating Corporation for $53.4 million. The acquisition of such properties was completed in October 1997. Such properties included 8,200 producing acres in South Louisiana, 36 operated wells and approximately 22 drilling locations. Cash from operations was used to fund the acquisition of such properties.

4. RISK MANAGEMENT - The Company routinely uses derivative financial instruments to manage and reduce risks associated with hydrocarbon price volatility and other market variables. These instruments are generally put in place to limit risk of adverse price movements, however, when this is done, these same instruments usually limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded futures contracts or master swap agreements based on standard forms. Exchange-traded futures contracts require the Company to maintain margin deposits. At September 30, 1997, the Company had margin deposits of $31.7 million, $14.0 million from initial contract requirements and $17.7 million for net unrealized losses. The Company also utilizes options in its risk management program. These types of contracts do not require the Company to maintain a margin deposit, but do require the payment/receipt of premiums.

     Unrealized gains/losses on derivative financial instruments are not recorded. Recognition of realized gains/losses and option premium payments/receipts are also deferred until the underlying physical product is sold. Margin deposits, deferred gains/losses and net premiums are included in other current assets in the Company's condensed statements of consolidated financial position.

     The Company is exposed to risk of nonperformance by its counterparties due to such counterparties' unwillingness or inability to pay in accordance with the terms of the derivative financial instruments ("credit risk"). At September 30, 1997, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts with such counterparty, was less than $0.1 million.

     At September 30, 1997, the Company had near-term futures contracts and price swaps for November and December 1997 with respect to notional natural gas volumes of 915 MMcfd at $2.03 per Mcf. The unrecognized mark-to-market loss associated with such contracts, representing the price the Company would pay to close such contracts, was $48.5 million, as of September 30, 1997. The Company has simultaneously purchased natural gas put options (floor) and sold natural gas call options (ceiling), the combination of the two having the effect of establishing minimum and maximum prices the Company would receive for natural gas with respect to 180 MMcfd of natural gas for November and December 1997. At September 30, 1997, the Company's purchase and sale of such options had established a minimum price of $2.35 per Mcf (including net premium paid) and a maximum price of $3.72 per Mcf (including net premium received). The value of these options at September 30, 1997 was $0.3 million, representing the fair market value of such options given current market prices using an option pricing model. Additionally, the Company has purchased crude oil put options and sold crude oil call options establishing minimum and maximum prices the Company would receive for crude oil with respect to 40 MBbld for October through December 1997. At September 30, 1997, the Company's purchase and sale of such options had established a minimum price of $18.97 per Bbl (including net premium paid) and a maximum price of $24.47 per Bbl (including net premium received). The value of these options at September 30, 1997, was $1.3 million, representing the fair market value of such options given current market prices using an option pricing model.

     At September 30, 1997, the Company had near-term futures contracts and price swaps for notional natural gas volumes of 449 MMcfd at $2.34 per Mcf for January through March 1998; 326 MMcfd at $2.09 per Mcf for April through October 1998; and 100 MMcfd at $2.17 per Mcf for November and December 1998. Additionally, the Company had previously sold near-term futures contracts and price swaps for January through December 1998 with respect to notional natural gas volumes of 37 MMcfd at $2.21 per Mcf, then subsequently offset these positions by purchasing corresponding volumes through futures contracts and price swaps for the same delivery periods. The unrecognized mark-to-market loss associated with such contracts and swaps for 1998 delivery periods, representing the price the Company would pay to close such contracts at the reporting date, was $21.8 million. The Company has simultaneously purchased natural gas put options and sold natural gas call options establishing minimum and maximum prices the Company would receive for natural gas. At September 30, 1997, the Company's purchase and sale of such options had established a minimum price of $2.04 per Mcf (including net premium paid) with respect to 450 MMcfd of natural gas and a maximum price of $3.36 per Mcf (including net premium received) with respect to 385 MMcfd of natural gas for January through March 1998; and a minimum price of $1.95 per Mcf and a maximum price of $2.76 per Mcf with respect to 45 MMcfd of natural gas for April through October 1998. The value of these options at September

     30, 1997, was $0.5 million, representing the fair market value of such options given current market prices using an option pricing model.

     At September 30, 1997, the Company had outstanding long-term physical fixed price sales contracts which obligate the Company to deliver 65.8 Bcf of natural gas through June 2008. The Company's marketing subsidiary, Union Pacific Fuels, Inc., periodically enters into long-term financial contracts that, in combination with these long-term fixed price sales agreements, secure a margin on the corresponding volume positions. At September 30, 1997, long-term fixed price sales commitments for which corresponding financial derivative instruments had not been entered into totaled 58.8 Bcf of natural gas at an average price of $3.03 per Mcf. The mark-to-market fair value of these contracts as of September 30, 1997, is $23.3 million. The remaining commitments for 7.0 Bcf of natural gas had corresponding financial derivative instruments for similar volumes. The unrecognized mark-to-market present value related to such hedged commitments at September 30, 1997, was $0.5 million, consisting of a $1.7 million loss on the long-term physical fixed price sales contracts offset by a $2.2 million gain on the corresponding financial derivative instruments. In addition, Union Pacific Fuels, Inc., periodically enters into financial contracts in conjunction with transportation, storage and customer service programs. The unrecognized mark-to-market present value loss associated with such financial contracts relating to transportation, storage and customer service programs as of September 30, 1997, was $11.4 million.

     At September 30, 1997, the Company had a total unrecognized mark-to-market present value loss of $55.8 million related to the financial and fixed price sales contracts described above. This loss consists of a $21.6 million net gain on long-term fixed price contracts and a $77.4 million net loss on financial derivative instruments. Unrecognized mark-to-market gains or losses were determined based upon current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity.

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

     There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part II, Item 1 - Legal Proceedings in this report. The outcome of such lawsuits can not be predicted. The Company intends to defend itself vigorously against such lawsuits. If the lawsuits involving royalties ultimately are resolved against the Company on a widespread basis, damage awards and a loss of future revenue, in the aggregate, could results which would have a materially adverse effect on the Company.

     The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect that these lawsuits, commitments or guarantees will have a materially adverse effect on its results of operations, financial condition or cash flows.

6.   PROPOSED ACQUISITION OF PENNZOIL COMPANY-
     On October 6, 1997, the Company announced a revised offer (the "Offer") to acquire all outstanding shares ("Pennzoil Shares") of common stock of Pennzoil Company, a Delaware corporation ("Pennzoil") for cash at $84 per share and associated preferred stock purchase rights and extended the expiration date of the Offer to November 5, 1997.

     On October 29, 1997, the expiration date of the Offer was further extended to November 24, 1997.

     The Company is seeking to negotiate with Pennzoil, a definitive acquisition agreement pursuant to which Pennzoil would, as soon as practicable following consummation of the Offer, consummate a merger ("Proposed Merger") with a direct or indirect wholly owned subsidiary of the Company.

     To date, Pennzoil has refused to enter into negotiations with the Company regarding the Proposed Merger. On November 11, 1997, the Company announced that the Company will terminate the Offer on November 17, 1997 unless Pennzoil enters into good faith negotiation with the Company on or prior to such date and demonstrates that Pennzoil's value as a whole has not declined. Also on November 11, 1997, Pennzoil issued a statement that Pennzoil does not intend to negotiate with the Company.

     The Offer is conditioned on, among other things, Pennzoil's shareholders rights plan and other anti-takeover measures being invalidated or deemed inapplicable to the Offer and either the Company's designees constituting a majority of the Pennzoil Board or Pennzoil having entered into a mutually acceptable definitive merger agreement with the Company to provide for the acquisition of Pennzoil pursuant to the Offer and the Proposed Merger.

     The Company has incurred costs associated with its efforts to acquire Pennzoil. These costs primarily consist of legal, investment banking and other advisor fees and disbursements, printing and mailing costs, advertising fees and other related items. Currently, these costs are capitalized as part of the anticipated purchase cost of Pennzoil and will be allocated to the fair value of the assets acquired if the Offer and Proposed Merger are consummated. In the event the Company is unsuccessful in consummating the Offer and Proposed Merger, these costs will be expensed.

     For additional information, please see the Company's Schedule 14D-1, as amended.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed statement of consolidated financial position of Union Pacific Resources Group Inc. (the "Company") as of September 30, 1997, and the related condensed statements of consolidated income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

October 15, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNION PACIFIC RESOURCES GROUP INC.

                              RESULTS OF OPERATIONS

        QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1997

OVERVIEW

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1996              1997
                                                  -------          -------
                                                    (Millions of dollars)
      Selected financial data:
         Total operating revenues..............   $ 447.1          $ 449.0
         Total operating expenses..............     319.8            354.5
         Operating income......................     127.3             94.5
         Net income............................      76.9             67.2

NET INCOME for the quarter ended September 30, 1997 was $67.2 million, or $0.27 per share, compared to $76.9 million, or $0.31 per share, for the same period in 1996. The 13% decrease in earnings was primarily due to a reduction of operating income, offset by improvements to other income and income tax expense.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1996              1997
                                                  -------           -------
                                                    (Millions of dollars)
      Operating income:
         Oil and gas operations...............    $ 111.9           $ 76.0
         Minerals.............................       32.7             39.6
         General and administrative...........      (17.3)           (21.1)

OPERATING INCOME for the third quarter of 1997 decreased by $32.8 million as compared to the third quarter 1996. The decrease primarily resulted from significantly higher exploration expenses and lower marketing income due to lower product margins. These higher costs were partially offset by higher producing property volumes and higher mineral royalty income.

OIL AND GAS OPERATIONS

   OPERATING REVENUES

                                               Three Months Ended September 30,
                                               -------------------------------
                                                  1996               1997
                                                 -------           -------
                                                    (Millions of dollars)
      Operating revenues:
         Producing properties..................  $ 280.8           $ 292.2
         Plants, pipelines and marketing.......    124.2             105.0
         Other oil and gas revenues............      6.8              10.7

PRODUCING PROPERTY REVENUES for the three months ended September 30, 1997 increased by $11.4 million compared to the same period in 1996. Production volume increases of 87.7 MMcfed (6%) added $16.9 million to revenue, while lower product prices reduced revenue by $5.5 million.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                1996              1997
                                               -------           -------
 Production volumes - producing properties:
    Natural gas (MMcfd).....................     981.5           1,085.8
    Natural gas liquids (MBbld).............      29.2              26.8
    Crude oil (MBbld).......................      51.0              50.7
    Total (MMcfed)..........................   1,462.8           1,550.5

Natural gas volumes from producing properties totaled 1,085.8 MMcfd during the third quarter of 1997. This total represents an increase of 104.3 MMcfd or 11% from the third quarter 1996. Drilling successes in the Austin Chalk, West Texas, and South Texas business units, and the absence of a 1996 distribution of
Section 29 partnership volumes contributed to the volume gains. Austin Chalk's volume growth was attributed to the Louisiana Chalk area. The West Texas horizontal drilling program, East Texas production from properties acquired from Castle Energy and the South Texas drilling program at Roleta helped boost production from those business units for the third quarter of 1997.

For the third quarter of 1997, natural gas liquids volumes from producing properties decreased by 2.4 MBbld (8%) over the same period in 1996. Lower NGL lease recoveries at Wamsutter field contributed to the unfavorable quarterly comparison.

                                                                         Three Months Ended September 30,
                                                                --------------------------------------------------
                                                                 1996            1997          1996          1997
                                                                -------         ------        ------        ------
                                                                   (without Hedging)             (with Hedging)
      Average product price realizations producing properties:
         Natural gas (per Mcf)..............................    $  1.73         $ 1.90        $ 1.78        $ 1.84
         Natural gas liquids (per Bbl)......................      11.13          10.05         11.13         10.05
         Crude oil (per Bbl)................................      20.23          18.09         19.12         18.00
         Average (per Mcfe).................................       2.10           2.09          2.09          2.05

During the third quarter of 1997, net realized natural gas prices with hedging averaged $1.84 per Mcf, which were $0.06 per Mcf higher than the third quarter 1996 prices. NGL prices averaged $10.05 per Bbl, a 10% decrease from the third quarter of 1996 NGL average prices. Crude oil prices averaged $18.00 per Bbl during the third quarter of 1997, a $1.12 decrease per Bbl from the same period last year.

PLANTS, PIPELINES AND MARKETING REVENUES for the third quarter of 1997 decreased by $19.2 million to $105.0 million compared to the third quarter of 1996. Lower average plant product prices of $0.15 per Mcfe (7%) contributed $4.1 million to the decrease, while higher volumes improved revenues $6.6 million. Pipeline revenues decreased by $17.3 million, primarily due to the reclassification of certain sales from pipeline revenue to offset gas purchase costs. Marketing revenues decreased by $4.7 million primarily due to lower gas margins for the third quarter of 1997 as compared to the third quarter of 1996.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1996             1997
                                                   ----             ----
      Sales volumes - plants:
         Natural gas (MMcfd)....................    32.3              37.4
         Natural gas liquids (MBbld)............    38.7              43.6
         Total (MMcfed).........................   264.5             299.2

Natural gas volumes increased by 5.1 MMcfd (16%) from 32.3 MMcfd in the third quarter of 1996 to 37.4 MMcfd in the third quarter of 1997 due to the acquisition of Highlands Gas Corporation, partially offset by lower volumes at an East Texas business unit plant.

Natural gas liquids volumes increased by 4.9 MBbld (13%) to 43.6 MBbld in the third quarter of 1997, primarily due to the acquisition of Highlands Gas Corporation.

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                          1996             1997
                                                          ----             ----
      Average product price realizations - plants:
         Natural gas (per Mcf)........................   $ 1.79            $ 2.12
         Natural gas liquids (per Bbl)................    12.74             11.43
         Average (per Mcfe)...........................     2.08              1.93


OTHER OIL AND GAS REVENUES in the third quarter of 1997 were $3.9 million higher than the third quarter of 1996, primarily due to the recognition of the gain on the sale of the Company's interest in Frontier pipeline.

   OPERATING EXPENSES

                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                       1996              1997
                                                       ----              ----
                                                     (Millions of dollars)
      Operating expenses:
         Production................................. $  63.4           $  71.8
         Exploration................................    32.2              58.6
         Plants, pipelines and marketing............    72.6              66.3
         Depreciation, depletion and amortization...   132.9             136.5

PRODUCTION EXPENSES for the third quarter of 1997 increased by $8.4 million (13%) over the same period in 1996, largely due to higher lease operating costs. Lease operating costs were up $7.4 million primarily due to higher maintenance, salaries and salt water disposal costs in the Austin Chalk, Gulf Onshore/Offshore and East Texas business units. Production expenses on a per unit basis were up $0.03 to $0.50 per Mcfe for the third quarter of 1997.

EXPLORATION EXPENSES during the three months ended September 30, 1997 increased $26.4 million (82%) over the same period last year, primarily due to increased dry hole and surrendered lease expense. For the third quarter of 1997, dry hole expense was up $10.5 million due to increased exploratory drilling in the East Texas and Gulf Onshore/Offshore business units compared with the same period in 1996. Surrendered lease expense was up $8.3 million during the third quarter of 1997, resulting from increased leasing activity in the East Texas, Austin Chalk and Gulf Onshore/Offshore business units.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING decreased by $6.3 million from the third quarter of 1996 to $66.3 million for the same period in 1997, primarily due to lower gas purchase costs.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased by $3.6 million to $136.5 million for the third quarter of 1997, primarily as a result of higher producing property sales volumes ($6.8 million) and depreciation on properties acquired in the Highlands Gas Corporation acquisition, partially offset by a lower unit of production rate ($5.5 million).

OIL AND GAS OPERATING INCOME - Total oil and gas operating income for the third quarter of 1997 decreased by $35.9 million to $76.0 million as compared to the third quarter of 1996. Lower producing property operating income of $28.5 million and a $7.4 million decrease in plants, pipelines and marketing operating income contributed to the decrease in income.

MINERALS OPERATIONS

Minerals operating income of $39.6 for the third quarter of 1997 increased $6.9 over the same period for 1996. This increase was primarily due to the receipt of a lease royalty bonus related to soda ash properties.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $3.6 million (22%) to $20.0 million for the third quarter of 1997 as compared to the same period in 1996. This increase was primarily due to compensation expense associated with employee stock ownership programs. On a per unit basis, general and administrative expenses increased by $0.02 to $0.12 per Mcfe.

INTEREST AND OTHER INCOME - NET - Interest expense increased during the third quarter of 1997 from the third quarter of 1996 by $1.3 million to $13.8 million in the third quarter of 1997, primarily due to higher debt levels. Other income increased by $11.1 million for the third quarter of 1997 due to the partial release of a reserve associated with the sale of the Wilmington field.

INCOME TAXES - During the third quarter of 1997, income taxes decreased $13.3 million from the same period in 1996 to $22.2 million, principally the result of lower quarterly income before taxes and a $6.0 million favorable state tax adjustment. The effective tax rate, excluding the affects of the state tax adjustment and including 1997 Section 29 tax credits of $4.7 million, remained fairly constant at 31%.

      NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1997

OVERVIEW

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       1996             1997
                                                       ----             ----
                                                       (Millions of dollars)
      Selected financial data:
         Total operating revenues..............    $ 1,264.7         $ 1,425.3
         Total operating expenses..............        920.0           1,029.4
         Operating income......................        344.7             395.9
         Net income............................        206.5             258.8

NET INCOME for the nine months ended September 30, 1997 was $258.8 million, or $1.03 per share, compared to $206.5 million, or $0.83 per share for the same period in 1996. The 25% increase in earnings was due to increased revenues resulting from higher sales volumes from producing properties and higher prices. Increased exploration expense, production expenses and depreciation expense partially offset the higher revenues.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996             1997
                                                    ----             ----
                                                    (Millions of dollars)
      Operating income:
         Oil and gas operations...............    $304.4            $356.8
         Minerals.............................      90.0             100.2
         General and administrative...........      49.7)            (61.1)

OPERATING INCOME for the nine months ended September 30, 1997 increased by $51.2 million as compared to the same period in 1996. Increased revenue from higher producing property sales volumes and product prices, along with a mineral lease royalty bonus were partially offset by lower marketing income related to lower product margins, higher depreciation expense, exploration expense and general and administrative expense.

OIL AND GAS OPERATIONS

   OPERATING REVENUES

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1996             1997
                                                    ----             ----
                                                    (Millions of dollars)
      Operating revenues:
         Producing properties.................    $ 780.6           $ 966.8
         Plants, pipelines and marketing......      364.0             319.4
         Other oil and gas revenues...........       23.5              33.9

PRODUCING PROPERTY REVENUES for the nine months ended September 30, 1997 were $966.8 million compared to $780.6 million for the same period in 1996. Higher net realized prices and volumes added $95.6 million and $90.6 million, respectively, to revenues.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1996             1997
                                                      ----             ----
      Production volumes - producing properties:
         Natural gas (MMcfd)......................    963.7           1,110.5
         Natural gas liquids (MBbld)..............     27.7              29.7
         Crude oil (MBbld)........................     50.7              51.3
         Total (MMcfed)...........................  1,434.0           1,596.5

Natural gas volumes from producing properties totaled 1,110.5 MMcfd during the nine months ended September 30, 1997, an increase of 146.8 MMcfd (15%) from the same period in 1996. This increase was primarily due to drilling successes in the Austin Chalk, West Texas, and South Texas business units, and absence of a 1996 distribution of Section 29 partnership volumes. The Austin Chalk's volume growth was primarily attributable to the deep drilling program in the Washington County, Texas area. West Texas' ongoing horizontal drilling program and South Texas' successful drilling program in the Roleta field were the primary reasons for the increased production in those business units.

Natural gas liquids volumes from producing properties increased 2.0 Mbld to 29.7 MBbld for the nine months ended September 30, 1997, as compared to for the same period in 1996. This increase was due to higher NGL recoveries as a result of richer gas and improved processing efficiency in the Rockies Business unit.

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                 1996          1997          1996          1997
                                                                 ----          ----          ----          ----
                                                                   (without Hedging)           (with Hedging)
      Average product price realizations  -
       producing properties:
         Natural gas (per Mcf)..............................  $  1.73         $ 2.08        $ 1.69        $ 2.03
         Natural gas liquids (per Bbl)......................    10.08          11.17         10.08         11.17
         Crude oil (per Bbl)................................    19.30          19.00         18.58         18.54
         Average (per Mcfe).................................     2.05           2.27          1.99          2.22

Natural gas prices improved $0.34 per Mcf to $2.03 per Mcf with hedging. Impacted by stronger Rockies business unit natural gas liquids prices, overall NGL prices averaged $11.17 per Bbl, an 11% increase over 1996 average NGL prices. Crude oil prices averaged $18.54 per Bbl for the nine months ended September 30, 1997, slightly below the average prices for the same period last year.

PLANTS, PIPELINES AND MARKETING REVENUES for the nine months ended September 30, 1997, were $319.4 million compared to $364.0 million for the same period in 1996. Marketing revenues, which decreased primarily due to lower product margins, were partially offset by higher plant product volumes and prices for the nine months ended September 30, 1997.


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1996             1997
                                                   ----             ----
      Sales volumes - plants:
         Natural gas (MMcfd)...................    27.6              26.3
         Natural gas liquids (MBbld)...........    39.5              41.3
         Total (MMcfed)........................   264.4             274.3

Natural gas volumes decreased by 1.3 MMcfd (5%) from 27.6 MMcfd in the nine months ended September 30, 1996 to 26.3 MMcfd in the nine months ended September 30, 1997. This decrease was primarily attributed to lower throughput at an East Texas plant resulting from a maintenance turn-around.

Average NGL volumes increased 1.8 MBbld for the nine months ended September 30, 1997 to 41.3 MBbld, due to the reclass of certain volumes from pipeline operations to plant operations and the addition of volumes resulting from the acquisition of Highlands Gas Corporation during the third quarter of 1997.

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                         1996             1997
                                                         ----             ----
      Average product price realizations - plants:
         Natural gas (per Mcf)........................  $ 1.85            $ 2.21
         Natural gas liquids (per Bbl)................   11.66             11.95
         Average (per Mcfe)...........................    1.93              2.01

Average natural gas prices rose $0.36 per Mcf to $2.21 per Mcf for the first nine months of 1997, compared to $1.85 per Mcf for the same period in 1996.

OTHER OIL AND GAS REVENUES for 1997 were higher by $10.4 million primarily due to a $12 million partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve during 1997 and higher gains on sales of assets, partially offset by lower Section 29 income.

   OPERATING EXPENSES

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                       1996             1997
                                                       ----             ----
                                                       (Millions of dollars)
      Operating expenses:
         Production.................................  $ 189.8           $ 216.7
         Exploration................................     94.1             150.6
         Plants, pipelines and marketing............    199.0             195.6
         Depreciation, depletion and amortization...    384.1             404.3

PRODUCTION EXPENSES for the nine months ended September 30, 1997 increased by $26.9 million (14%) compared to 1996, largely due to higher lease operating costs and production taxes. Increased production taxes in the nine months ended September 30, 1997 were a direct result of higher producing property revenues. Lease operating costs were up $19.5 million due to higher workover activity primarily in the Austin Chalk and Rockies business units. Production expenses on a per unit basis were $0.50 per Mcfe for the nine months of 1997 as compared to $0.48 per Mcfe for the same period in 1996.

EXPLORATION EXPENSES during the nine months ended September 30, 1997 increased $56.5 million (60%) over the same period last year, primarily attributable to increased dry hole and surrendered lease expense. Dry hole expense was up $17.1 million due to increased exploratory drilling and geological and geophysical expense in the Gulf Onshore/Offshore and East Texas business units. Surrendered lease expense was up $22.7 million, primarily a result of increased leasing activity in the East Texas and Austin Chalk business units.

OPERATING EXPENSES FOR PLANTS, PIPELINES AND MARKETING of $195.6 million were slightly lower for the nine months ended September 30, 1997 as compared to $199.0 million in the same period in 1996. Lower gas purchase costs, primarily in the West Texas and East Texas business units contributed to the lower gas purchase costs.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) increased by $20.2 million to $404.3 million for the first nine months of 1997 as compared to the same period in 1996. This increase was attributed primarily to the impact of higher producing property volumes and higher plant and pipeline asset base, partially offset by a write-down of a Gulf Onshore/Offshore property in 1996 and a lower producing property unit of production rate.

OIL AND GAS OPERATING INCOME - Total oil and gas operating income for the nine months ended September 30, 1997 increased by $52.4 million to $356.8 million as compared to the nine months ended September 30, 1996. Higher producing property operating income of $89.5 million, resulting from improved volumes and prices, was partially offset by a $37.1 million decrease in plants, pipelines and marketing operating income.

MINERALS OPERATIONS

Minerals operating income of $100.2 for the nine months ended September 30, 1997 increased $10.2 from the same period for 1996. This increase was due to higher soda ash royalties, resulting from higher tons mined and the receipt of a lease bonus related to soda ash properties.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by $11.5 million (25%) to $58.4 million for the nine months of 1997, primarily due to increased compensation expense associated with employee stock ownership programs which were implemented in the fourth quarter of 1996 and increased cost for the expanded employee base required to implement the Company's growth strategy. On a per unit basis, general and administrative expenses increased by $0.01 to $0.11 per Mcfe.

INTEREST AND OTHER INCOME - NET - Other income was higher by $11.5 million from 1996 as a result of a $10.0 million partial reserve release associated with the sale of the Wilmington field.

INCOME TAXES - For the nine months ended September 30, 1997, income taxes increased $12.9 million when compared to the same period in 1996 reflecting higher income before tax. The effective tax rate, excluding a $6.0 million favorable state tax adjustment and including 1997 Section 29 tax credits of $14.2 million, remained constant at 32% for 1997 compared to 1996.



                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash during the nine months of 1997 were its cash from operations and the issuance of commercial paper. The Company's cash outflows primarily included capital expenditures for oil and gas operations, asset acquisitions and payment of dividends. During the third quarter of 1997, the Company issued $300 million in commercial paper, of which $179.4 million in proceeds was used to acquire Highlands Gas Corporation.

Cash provided by operations increased 11% from $729.7 million in the nine months ended September 30, 1996 to $806.5 million for the same period of 1997. The increase reflects higher cash operating income from producing properties, partially offset by lower cash operating income from plants, pipelines and marketing and an increase in general and administrative and income tax expenses. In addition, changes in working capital, primarily due to an increase in gas and NGL storage inventories, reduced cash from operations.

Capital and exploratory expenditures, including asset acquisitions, were $1,189.7 million for the first nine months ended September 30, 1997, an increase of $574.0 million (93%) compared to the same period for 1996.
Capital and exploratory expenditures are summarized as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996                1997
                                                     ----                ----
                                                       (Millions of dollars)
      Capital and exploratory expenditures:
         Exploration and production...............   $ 516.2         $   849.6
         Plants, pipelines and marketing..........      92.4             323.2
         Minerals and other.......................       7.1              16.9
                                                     -------         ---------
         Total....................................   $ 615.7         $ 1,189.7
                                                     =======         =========

Exploration and production capital spending for the first nine months of 1997 was up by $333.4 million (65%) compared to first the nine months of 1996, as a result of increased exploratory drilling ($83.2 million), development drilling ($138.4 million) and lease acquisitions expenditures ($100.6 million).

Plants, pipelines and marketing capital expenditures increased primarily due to the acquisition of Highlands Gas Corporation and ongoing plant expansions.

On July 15, 1997 the Company announced its 1997 capital spending program would increase from $1.0 billion to $1.5 billion. The 72% increase in spending over 1996 spending levels is due to higher exploration and drilling activity and approximately $360.0 million in asset and company acquisitions. Such acquisitions included the outstanding capital stock of Highlands Gas Corporation, certain East Texas properties from Castle Energy Corporation and Jordan Oil & Gas Company, L.P. and the certain Louisiana properties acquired from Laurel Operating Corporation in October 1997. It is anticipated, as a result of the increased spending program, that long-term debt of the Company at the end of 1997 will increase to levels near $1.1 billion, excluding any debt incurred in connection with the proposed acquisition of Pennzoil. The Company's 1998 capital program, excluding acquisitions, is expected to continue on its 1997 pace with an anticipated spending level about the same as in 1997. The extent and timing of expected spending, however, may be affected by changes in business and operating conditions as well as the timing and availability of investment opportunities.

Cash from operations and debt financing should enable the Company to fund its future capital expenditures, dividends and working capital requirements. During the fourth quarter 1997, the Company plans to increase its current credit facility from $600 million to $900 million as a backstop to the issuance of commercial paper. Proceeds from any issuance of commercial paper will be used for general corporate purposes, capital expenditures, working capital and acquisitions.

The Company's total debt at September 30, 1997 of $978.0 million was $307.1 million higher than the December 31, 1996 total debt of $670.9 million. The Company's debt to book capital ratio at the end of the third quarter of 1997 was 36%.

The Company currently has approximately 60 active drilling rigs under its control and expects to remain one of the most active drillers in the United States in 1997 and 1998. Drilling is expected to concentrate in the Austin Chalk, Gulf Onshore/Offshore, West Texas and East Texas business units. A deep water Gulf of Mexico 100% working interest exploratory well ("Gomez well") in the Gomez prospect was successfully completed during the third quarter of 1997. The prospect currently has proved reserves of 20-25 Mmbbls oil equivalent and a potential reserve base of 140 Mmbbls of oil equivalent. The Company owns a number of blocks surrounding the Gomez well and in the Mississippi Canyon area. The Company plans to drill two to three wells in this area next year to further delineate the extent of the discovery with possibly seven to ten wells in total being drilled to develop the field. Approximately $500 million is expected to be invested in this area provided the extent of this discovery is confirmed with additional drilling. Production from the Gomez well of 40 MBbld is expected to commence in the year 2000. The Company made another discovery in British Columbia, Canada. This Canadian discovery (50% working interest) has proved reserves of 80-100 Bcf of gas. First production from this Canadian discovery is expected to commence in the first quarter of 1998.

During the third quarter, several other significant drilling successes occurred. In the Austin Chalk business unit, the Harmon #1, Crosby #12, Crosby #36, and the Johnson #24 were completed. During the third quarter, the East Texas business unit's Bear Cat Unit #1 well commenced production.

The Company will continue to aggressively pursue asset acquisition opportunities and expansion of its plants, pipelines and marketing business. The Company plans to expand the Sonora Plant, obtained through the purchase of Highlands Gas Corporation, from 68 Mmcfd to 120 Mmcfd. In Louisiana, the Company's Master's Creek gas processing plant started operations during August 1997. Currently, the plant is processing 55 Mmcfd. The plant's throughput is expected to increase to its current 100 Mmcfd capacity in the fourth quarter of 1997, as a result of continued drilling efforts. The Company plans to expand this plant's capacity to 200 Mmcfd in the first quarter of 1998. The East Texas business unit plans to expand its plant capacity from 660 Mmcfd to 780 Mmcfd. This East Texas plant expansion will be completed in 1998. The Rockies business unit plans to expand its plant from 30 Mmcfd to 145 Mmcfd. In addition, the Rockies business unit plans to complete the construction of the helium plant in 1998.

As a result of drilling, property purchases and plant expansions, the Company expects to increase its total annual sales volumes in 1997 by approximately 10% over 1996 levels while increasing its hydrocarbon reserves. This sales volume growth is anticipated primarily in the Austin Chalk, Gulf Onshore/Offshore and West Texas business units. This rate of growth is expected to continue during 1998 as plant expansion and drilling in the Company's core areas remains aggressive.

The Company also plans to continue to evaluate international venture opportunities where its technological expertise and experience can be utilized.

The Company paid a $0.05 per share ($12.5 million) quarterly cash dividend on its outstanding shares of common stock in July 1997. In addition, on July 31, 1997, the Board of Directors declared a cash dividend of $0.05 per share which was paid on October 1, 1997.


                    PROPOSED ACQUISITION OF PENNZOIL COMPANY

On October 6, 1997, the Company announced a revised offer (the "Offer") to acquire all outstanding shares ("Pennzoil Shares") of common stock of Pennzoil Company, a Delaware corporation ("Pennzoil") for cash at $84 per share and associated preferred stock purchase rights and extended the expiration date of the Offer to November 5, 1997.

On October 29, 1997, the expiration date of the Offer was further extended to November 24, 1997.

The Company is seeking to negotiate with Pennzoil, a definitive acquisition agreement pursuant to which Pennzoil would, as soon as practicable following consummation of the Offer, consummate a merger ("Proposed Merger") with a direct or indirect wholly owned subsidiary of the Company.

To date, Pennzoil has refused to enter into negotiations with the Company regarding the Proposed Merger. On November 11, 1997, the Company announced that the Company will terminate the Offer on November 17, 1997 unless Pennzoil enters into good faith negotiation with the Company on or prior to such date and demonstrates that Pennzoil's value as a whole has not declined. Also on November 11, 1997, Pennzoil issued a statement that Pennzoil does not intend to negotiate with the Company.

The Offer is conditioned on, among other things, Pennzoil's shareholders rights plan and other anti-takeover measures being invalidated or deemed inapplicable to the Offer and either the Company's designees constituting a majority of the Pennzoil Board or Pennzoil having entered into a mutually acceptable definitive merger agreement with the Company to provide for the acquisition of Pennzoil pursuant to the Offer and the Proposed Merger.

The Company has incurred costs associated with its efforts to acquire Pennzoil. These costs primarily consist of legal, investment banking and other advisor fees and disbursements, printing and mailing costs, advertising fees and other related items. Currently, these costs are capitalized as part of the anticipated purchase cost of Pennzoil and will be allocated to the fair value of the assets acquired if the Offer and Proposed Merger are consummated. In the event the Company is unsuccessful in consummating the Offer and Proposed Merger, these costs will be expensed.

For additional information, please see the Company's Schedule 14D-1, as amended.


                           FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures and drilling activity (including the Gomez well and the British Columbia discovery), acquisition plans and proposals (including the proposed Pennzoil acquisition) and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture. Such forward looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

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

With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending and acquisition programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates. With respect to liquidity, factors such as the state of domestic capital markets, acquisition activity, credit availability from banks or other lenders and the Company's results of operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow, factors such as changes in oil and gas prices, the Company's success in acquiring producing properties, environmental matters and other contingencies, hedging activities, the Company's credit rating and debt levels, and the state of domestic capital markets may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Mineral Reservation Litigation

In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in the state District Court, Weld County, Colorado, to quiet title to minerals, including crude oil (in some of the lands) and natural gas. The state District Court heard arguments on the Company's motion for summary judgment on May 23, 1997. On June 23, 1997, the District Court granted the Company's motion holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable nonsurface substances, including oil and gas. A final judgement was entered on August 5, 1997. Thereafter, such surface owners filed a notice of appeal to the Colorado Court of Appeals on September 17, 1997.

Royalty Litigation

The Company is a defendant in three suits now pending in state district courts in Fayette County (filed August 1995, 155th District Court), Lee County (filed August 1995, 335th District Court), and Harris County (filed August 1995, transferred from Calhoun County to 11th District Court), Texas, in which the plaintiffs allege that the Company underpaid their royalties for crude oil production in Texas. The plaintiffs seek certification as a class action in each suit. The plaintiffs include the Texas General Land Office in the Fayette County suit, Lee County in the Lee County suit, and Martin, et al. in the Harris County suit. Generally, the allegations are premised upon plaintiffs' theory that the defendants (including the Company) use "posted prices" to determine the amounts payable as royalties for crude oil production. The plaintiffs allege that the defendants "set" these posted prices, that posted prices are consistently below "market value," and that this practice has resulted in the underpayment of royalties to the plaintiffs. In addition to the allegations couched in terms of breaches of contract and implied covenants, the Lee County case also alleges that the Company has engaged (and conspired with others) in discriminatory practices in the sales of crude oil in violation of numerous state statutes. Further, the Harris County case: (i) adds claims with respect to natural gas, including claims that the Company discriminated against plaintiffs in the sale of natural gas and natural gas liquids, in the deductions for transportation and other services and in the prices used to account to the plaintiffs for their royalties; and (ii) adds claims (regarding both crude and gas) for alleged breaches of alleged fiduciary duties and intentional misrepresentation. A significant defendant in another case with similar claims has announced a settlement agreement which has received the court's approval. The impact of such settlement, if any, with respect to this case, has not been ascertained.

The Company is also one of the defendants in an antitrust suit filed in September 1996 in an Alabama state court (the Circuit Court of Escambia County) against a number of crude oil producers alleging that the use of posted prices by defendants to pay royalties on crude oil produced in the United States arises from a combination, conspiracy or agreement designed to fix, depress and maintain such crude prices at artificially low levels. The plaintiffs (Lovelace, et al.) allege that such practices violate the Alabama antitrust laws and the antitrust laws of every other state. The plaintiffs obtained, on an ex parte basis, a "conditional" certification of a class consisting of all working and royalty interest owners of crude oil produced in the United States since 1986 who have been paid by defendants based on posted prices. The suit was removed to Federal court in Alabama on October 17, 1996, but then was remanded back to the state court on April 1, 1997. Defendants have filed a motion to vacate the conditional class certification order and all parties anticipate a full hearing on the class certification issue, currently scheduled for June, 1998. A significant defendant in this litigation has announced a settlement agreement with the plaintiffs. A fairness hearing was held on August 25, 1997 with respect to such defendant's settlement and a decision from the Court is pending. The impact of such settlement, if any, with respect to the remaining defendants and similar suits, has not been ascertained.

The Company was recently added as a defendant to a class action suit pending in the United States District Court, Western District, Lake Charles Division, Cameron Parish, Louisiana. The plaintiffs have sued on behalf of two sub-classes: the first one is a nationwide class which alleges violations of Federal antitrust laws, and the second one is a statewide class which alleges contract and tort claims.

None of the royalty litigation suits described above articulate a theory of recovery or a specific amount of damages. This litigation activity against the Company and others in the oil and gas industry suggests that more suits of this type may be filed against the Company including, perhaps, suits by other types of interest owners and suits in jurisdictions other than those set forth above. The Company intends to defend vigorously against the foregoing, as well as any similar suits. If such suits are resolved ultimately against the Company on a widespread basis, however, damage awards and a loss of future revenue could result which, in the aggregate, could have a materially adverse effect on the Company.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBITS

10.1 Union Pacific Resources Group Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, effective September 28, 1995 as amended and restated (September 5, 1997)

10.2 Union Pacific Resources Group Inc. Executive Deferred Compensation Plan effective September 5, 1997

11     Computation of earnings per share

12     Computation of ratio of earnings to fixed charges

15     Awareness letter of Deloitte & Touche LLP dated as of November 14, 1997

27 Financial data schedule (included only in the electronic filing of this document)

(b)  REPORTS ON FORM 8-K

On October 14, 1997, the Company filed a Current Report on Form 8-K containing a copy of the press release issued by the Company on October 6, 1997. This press release announced that the Company and Resources Newco, Inc., a wholly owned subsidiary of the Company, had revised its Offer to purchase Pennzoil Company to an all cash offer at a stock price of $84.00 per share.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 14, 1997




                                           UNION PACIFIC RESOURCES GROUP INC.
                                           (Registrant)


                                           /s/ Morris B. Smith
                                           --------------------------------
                                           Morris B. Smith,
                                           Vice President and Chief Financial
                                            Officer
                                           (Chief Financial Officer and
                                            Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX


  Exhibit No.                         Description
  -----------                         -----------
     10.1        Union Pacific Resources Group Stock Unit Grant and Deferred
                 Compensation Plan for the Board of Directors, effective
                 September 28, 1995 as amended and restated (September 5, 1997)

     10.2        Union Pacific Resources Group Inc. Executive Deferred Compensation Plan,
                 effective September 5, 1997

     11          Computation of earnings per share

     12          Computation of ratio of earnings to fixed charges

     15          Awareness letter of Deloitte & Touche LLP dated as of November 14, 1997

     27          Financial data schedule (included only in the electronic filing of this document)
