Form 10-K
period 1997-12-31
UNION PACIFIC RESOURCES GROUP INC
filed 1998-03-26
CIK 949061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997  COMMISSION FILE NUMBER 1-13916

                            ------------------------

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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 877-6000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                TITLE OF EACH         NAME OF EACH EXCHANGE ON WHICH
                    CLASS                       REGISTERED
                --------------    ---------------------------------------
                 COMMON STOCK          NEW YORK STOCK EXCHANGE, INC.


                           ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 27, 1998, the aggregate market value of the registrant's common stock held by non-affiliates (using the New York Stock Exchange closing price) was approximately $5.5 billion.

     The number of shares outstanding of the registrant's common stock as of February 27, 1998 was 251,043,100.

     Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998 (the 'Proxy Statement') are incorporated in Part III by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I
Item 1.    Business.......................................................................................     1
Item 2.    Properties.....................................................................................    10
Item 3.    Legal Proceedings..............................................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders............................................    14

                                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................    16
Item 6.    Selected Financial Data........................................................................    16
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................................    17
Item 8.    Financial Statements and Supplementary Data....................................................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    63

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    64
Item 11.   Executive Compensation.........................................................................    64
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    64
Item 13.   Certain Relationships and Related Transactions.................................................    64

                                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    65
Signatures................................................................................................    70

      Quantities of natural gas are expressed in this report in terms of thousand cubic feet ('Mcf'), million cubic feet ('MMcf') or billion cubic feet ('Bcf'). Oil and natural gas liquids are quantified in terms of barrels ('Bbl'), thousands of barrels ('MBbl') or millions of barrels ('MMBbl'). Oil and natural gas liquids are compared to natural gas in terms of thousands of cubic feet of natural gas equivalent ('Mcfe'), millions of cubic feet of natural gas equivalent ('MMcfe'), billions of cubic feet of natural gas equivalent ('Bcfe') or trillions of cubic feet of natural gas equivalent ('Tcfe'). One barrel of oil or natural gas liquids is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is signified by the addition of the letter 'd' to the end of the terms defined above. Natural gas volumes also may be expressed in terms of one million British thermal units ('MMBtu'), which is approximately equal to one Mcf. With respect to information relating to working interests in wells or acreage, 'net' oil and gas wells or acreage is determined by multiplying gross wells or acreage by the working interest owned therein. Unless otherwise specified, all references to wells and acres are gross wells and acres. Natural gas liquids are referred to herein as ('NGLs').

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Union Pacific Resources Group Inc., a Utah corporation (the 'Company'), is engaged primarily in the exploration for and the development and production of natural gas, natural gas liquids and crude oil in several major producing basins in the United States and Canada. The Company emphasizes natural gas in its exploration and production activities and also owns and operates significant assets, in proximity to its principal producing properties, dedicated to 'gas value chain' activities, which consist of the gathering, processing, transportation and marketing of natural gas and natural gas liquids. The Company, through its wholly owned subsidiary, Union Pacific Fuels, Inc. ('UP Fuels'), markets approximately 76% of the Company's natural gas, 88% of its crude oil and 96% of its natural gas liquids, together with significant volumes of natural gas, natural gas liquids and crude oil produced by others. In addition, the Company engages in the hard minerals business through nonoperated joint venture and royalty interests in several coal and trona (natural soda ash) mines located on lands within and adjacent to its Land Grant (hereinafter defined) holdings in Wyoming. The 'Land Grant' consists of land granted by the Federal government to a predecessor and former affiliate of the Company in the mid-1800s which passes through the states of Colorado and Wyoming and into Utah. The Company has fee ownership of the mineral rights under approximately 7.9 million acres in the Land Grant. As of December 31, 1997, over 90% of the Company's revenues are generated, and assets and reserves, are located in the United States.

BUSINESS STRATEGY

     The Company continues to be primarily in the business of developing and exploring for natural gas and crude oil in its core geographic areas. The Company's strategy is to focus on its core geographic areas in which the Company can apply economies of scale, its operating experience and its expertise in advanced drilling and completion technologies, as well as, to increase margins through reductions in drilling and operating costs, and to add value through effective sales and distribution networks. This focus generates increased production and enhanced well results. The Company also increases its drill site inventory through exploration, farm-in agreements and acquisitions of properties and companies. The Company recently purchased the capital stock of Norcen Energy Resources Limited ('Norcen') for approximately $2.6 billion (not including Norcen debt). The Norcen acquisition will enhance the Company's onshore and offshore Gulf Coast core area and add new core areas in Canada, Guatemala and Venezuela. See page 27 for additional information including information regarding the impact of the Norcen acquisition on the Company's debt structure.

     The Company strives to improve its service to its customers and other constituencies, including its partners, governmental agencies, interest owners, vendors, employees, investors, bankers, and producers. The Company believes that providing each customer with a high level of service will differentiate the Company from its competition and provide the Company with a competitive advantage.

PRODUCING PROPERTIES OPERATIONS

     The Company's oil and gas activities currently are concentrated in six core geographic areas: (1) the Austin Chalk trend in Texas and Louisiana, managed by the Austin Chalk business unit, (2) the western portion of the Land Grant Area in Wyoming and Utah, managed by the Rockies business unit, (3) the eastern portion of the Land Grant in Colorado and Wyoming, with additional operations primarily in Kansas, southern Texas and western Canada, managed by the South Texas/Plains/Canada business unit, (4) the onshore and offshore Gulf Coast area, managed by the Gulf Onshore/Offshore business unit, (5) eastern Texas, managed by the East Texas business unit, and (6) western Texas, managed by the West Texas business unit.

     Natural gas and natural gas liquids constituted 81% of the Company's total proved reserves of 4.1 Tcfe as of December 31, 1997, and 83% of the Company's sales volumes of 1.9 Bcfed for the year then ended. For the same period, approximately 69% of the Company's production from producing properties was attributable to Company-operated properties.

     The following table sets forth certain proved reserve and production information as of December 31, 1997 with respect to each of the Company's business units.

                                                                     TOTAL                    PRODUCING
                                                                     PROVED       PERCENT     PROPERTY      PERCENT
                                                                   RESERVES 1       OF        VOLUME 2        OF
BUSINESS UNIT                                                        (BCFE)        TOTAL      (MMCFED)       TOTAL
---------------------------------------------------------------   ------------    -------    -----------    -------
Austin Chalk...................................................         724          18%          558          35%
Rockies........................................................       1,203          29           414          26
South Texas/Plains/Canada......................................         602          15           213          13
Gulf Onshore/Offshore..........................................         327           8           122           8
East Texas.....................................................         651          16           178          11
West Texas.....................................................         593          14           114           7
                                                                     ------       -------    -----------    -------
     Total.....................................................       4,100         100%        1,599         100%
                                                                     ------       -------    -----------    -------
                                                                     ------       -------    -----------    -------

     -----------------------------

     1 Reflects future production attributable to (i) the Company's natural gas, natural gas liquids and crude oil production from producing properties and (ii) the Company's portion, by virtue of its ownership interest in gas processing facilities, of natural gas and natural gas liquids earned by such facilities through the processing of the Company's production from producing properties. At some of its gas processing facilities, the Company earns gas and natural gas liquids through the processing of third party volumes. Volumes attributable to third party processing are not reflected in the Company's proved reserves.

     2 An additional 280 MMcfed volumes related to the Company's equity interest in gas plant ownership were produced for the year ended December 31, 1997.

     Austin Chalk Business Unit. The Austin Chalk business unit manages the Company's oil and gas activities in the Austin Chalk trend, which extends 700 miles from southern Texas through central and eastern Texas into Louisiana. The Austin Chalk business unit's production is located primarily in three fields:
Giddings, Brookeland and Masters Creek. The Masters Creek field in Louisiana and the Shallow Giddings field in Texas are currently the most active. Since 1988, the Company has participated in the drilling of approximately 1,500 wells and has made aggregate capital expenditures over $2 billion in the Austin Chalk trend. The Company controls approximately 2.1 million developed and undeveloped net acres in the Austin Chalk and has increased its volumes from an average of 37 MMcfed in January 1990 to an average of 558 MMcfed during 1997. During 1997, 90% of the Austin Chalk business unit's production was attributable to Company-operated properties.

     Rockies Business Unit. The Rockies business unit manages the Company's oil and gas activities in the western portion of the Land Grant in Wyoming and Utah. The Rockies business unit operations are concentrated in the Green River Basin and the Overthrust area. The Rockies business unit currently controls approximately 3.5 million developed and undeveloped net acres, principally attributable to the Land Grant. During 1997, 25% of the production from the Rockies business unit was attributable to Company-operated properties.

     South Texas/Plains/Canada Business Unit. The South Texas/Plains/Canada business unit manages the Company's oil and gas activities primarily in four areas: the eastern portion of the Land Grant in Colorado and Wyoming, the Hugoton/Panoma field in Kansas, the Stratton/Agua Dulce area in southern Texas and fields in western Canada. The South Texas/Plains/Canada business unit currently controls more than 5.8 million developed and undeveloped net acres, principally attributable to the Land Grant. During 1997, 67% of the production from the South Texas/Plains/Canada business unit was attributable to Company-operated properties.

     Gulf Onshore/Offshore Business Unit. The Gulf Onshore/Offshore business unit manages the Company's oil and gas activities in the Gulf of Mexico and in the onshore Gulf Coast area. The Gulf Onshore/Offshore business unit primarily conducts exploration activities in southern Louisiana and the Gulf of Mexico. During 1997, the Company drilled a successful deepwater well in Mississippi Canyon Block 755 in the Gulf of Mexico which resulted in the discovery of significant reserves. The Company has also formed an alliance with another major oil and gas company to evaluate a large geographic acreage position in southwestern Louisiana. During 1997, 42% of the production from the Gulf Onshore/Offshore business unit was attributable to Company-operated properties.


     East Texas Business Unit. The East Texas business unit manages the Company's oil and gas activities in eastern Texas. The East Texas business unit's activities are concentrated in two major areas: the Carthage and Oakhill fields. In addition, the Company conducted exploration activities in the Cotton Valley Pinnacle Reef

Trend. For the year ended December 31, 1997, 81% of the production from the East Texas business unit was attributable to Company-operated properties.

     West Texas Business Unit. The West Texas business unit manages the Company's oil and gas activities in western Texas, principally in the Ozona field in the Permian Basin area. The Company has drilled over 850 wells in the Ozona area which is characterized by long-lived natural gas wells that typically produce for 30 or more years. In addition, the Company has recently applied its horizontal expertise in the western Texas area and has drilled over 50 horizontal wells. As of December 31, 1997, approximately 95% of the producing wells in the West Texas business unit were Company-operated and 92% of the production in West Texas business unit was attributable to Company-operated properties.

GATHERING, PROCESSING AND MARKETING OPERATIONS

     Processing. As of December 31, 1997, the Company owned interests in 24 natural gas processing plants, 19 of which it operates, with a current throughput capacity of 3.4 Bcfd (1.8 Bcfd net to the Company). In 1997, the Company expanded its gathering, processing and marketing business unit with the purchase of Highlands Gas Corporation ('Highlands') which included three gas processing plants. The Company was able to add approximately 300 MMcfd throughput capacity with the purchase of Highlands, start-up of the new Masters Creek plant in Louisiana and the expansion of the Patrick Draw plant in Wyoming. Aggregate throughput of the Company's gas processing plants for the year ended December 31, 1997 averaged 83% of the plants' aggregate design capacity. For the year ended December 31, 1997, production of natural gas liquids attributable to the Company's ownership interest in gas processing facilities averaged approximately 41.7 MBbld. See 'Properties--Gas Processing Assets'.

     Gathering. The Company invests in gathering systems and natural gas, natural gas liquids and crude oil pipelines. Some of the Company's more significant investments in pipelines and gathering systems, include: (1) the Company's 50% interest in the Black Lake Pipeline, a 317 mile pipeline in Louisiana which transports natural gas liquids from the Austin Chalk area to markets on the Gulf Coast; (2) the Company's 90% interest in the Panola Pipeline in the eastern Texas area; (3) the Company's 100% interest in the Sonora/Fin Tex NGL Pipeline which serves the western Texas area; (4) the Company's 55% interest in the Ferguson-Burleson County Gas Gathering System ('Ferguson-Burleson'), which serves the Giddings area of the Austin Chalk area; (5) the Company's 99% interest in the Overland Trail Transmission Company pipeline, a 305 mile pipeline, serving the Green River Basin in Wyoming; and (6) the Company's 100% interest in the Wahsatch Gathering System, a sour gas pipeline serving the Overthrust area in Wyoming. In addition to the systems listed in the

'Properties-Pipeline Assets' table, the Company generally owns extensive gathering systems behind each of its natural gas processing plants which it uses to transport unprocessed gas from producing wells to the inlet of the plants.

     Marketing. In 1997, the Company, primarily through UP Fuels, sold approximately 2 Bcfd of natural gas (about 57% of which represented the Company's equity production), 145 MBbld of natural gas liquids (including 73 MBbld of third party liquids) and 68 MBbld of crude oil and condensate (including 15 MBbld of third party crude oil and condensate).

     In addition, UP Fuels provides storage and transportation services in certain natural gas supply and market areas and manages the Company's market hubs in eastern Texas and the Land Grant area. The Company has a diverse customer base for natural gas, which includes local distribution companies, power generation facilities, pipelines, industrial plants and other wholesale marketing companies. The natural gas liquids customers that UP Fuels targets are wholesalers, industrial end users and traders. UP Fuels prefers to sell its natural gas liquids in local markets, which generally offer more attractive pricing. Natural gas liquids not sold locally are shipped from the various plants by pipelines to the Company's partially owned fractionators in Mt. Belvieu, Texas. To maximize profits, UP Fuels sells crude oil directly to refiners whenever possible. UP Fuels also exchanges or sells the crude oil volumes to major trading locations, where the crude oil is sold to both refiners and marketers.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth certain information regarding the Company's volumes of and average price realizations for natural gas, natural gas liquids and crude oil sales, and average production costs per Mcfe for each of the last three years.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                 1997       1996       1995
                                                                                -------    -------    -------
PRODUCING PROPERTIES:
Average daily production: 1
  Natural gas (MMcfd)........................................................   1,102.3      980.3      915.6
  Natural gas liquids (MBbld)................................................      29.9       28.5       23.1
  Crude oil (MBbld)..........................................................      52.9       50.6       52.8
     Total (MMcfed)..........................................................   1,598.8    1,454.9    1,371.0
Average sales prices:
  Natural gas (per Mcf)......................................................   $  2.00    $  1.86    $  1.42
  Natural gas liquids (per Bbl)..............................................     11.20      11.39       8.14
  Crude oil (per Bbl)........................................................     18.36      18.84      16.08
Production costs (per Mcfe): 2...............................................      0.50       0.49       0.42

GAS PROCESSING PLANTS:
Average daily sales volumes attributable to gas plant ownership: 3
  Natural gas (MMcfd)........................................................      30.5       26.7       23.9
  Natural gas liquids (MBbld)................................................      41.7       39.8       34.2
     Total (MMcfed)..........................................................     280.5      265.4      229.1
Average sales prices:
  Natural gas (per Mcf)......................................................   $  2.40    $  2.01    $  1.51
  Natural gas liquids (per Bbl)..............................................     11.91      13.16       9.38

     -----------------------------

     1 Does not include the Company's portion, by virtue of its ownership in gas processing facilities, of natural gas and natural gas liquids earned by such facilities in connection with the processing of natural gas.
     2 Includes lease operating costs, production overhead, other operating expenses and taxes, other than income taxes.
     3 Represents the Company's portion, by virtue of its ownership interest in gas processing facilities, of natural gas and natural gas liquids earned by such facilities in connection with the processing of natural gas. The portion of the total average daily sales volumes representing the Company's portion earned by such facilities with respect to processing the Company's production for each of the three years ended December 31, 1997, 1996 and 1995 are 63.9 MMcfed, 77.1 MMcfed and 66.5 MMcfed, respectively. See 'Supplementary Information--Average Daily Production and Sales Volume'.

MINERALS OPERATIONS

     Minerals operations contribute significantly to the Company's operating income by exploiting the hard minerals portion of the Company's extensive fee mineral interests in the Land Grant through nonoperated joint venture and royalty arrangements in coal and trona (natural soda ash) mines. In general, the Company reinvests the cash flow from its hard minerals operations into its oil and gas operations. For the year ended December 31, 1997, the Minerals operations generated $135.5 million of operating income of the Company as follows:

                                                                                       1997 OPERATING INCOME
                                                                                  --------------------------------
                                                                                         AMOUNT            PERCENT
                                                                                  ---------------------   -------
                                                                                  (MILLIONS OF DOLLARS)
Royalties:
  Soda ash 1...................................................................          $  41.9              31%
  Coal 2.......................................................................             16.4              12
                                                                                         -------           -------
     Total royalties...........................................................             58.3              43
                                                                                         -------           -------
Nonoperated joint ventures:
  Soda ash 3...................................................................              7.6               6

  Coal 4.......................................................................             66.9              49
                                                                                         -------           -------
     Total joint ventures......................................................             74.5              55
Overhead/other.................................................................              2.7               2
                                                                                         -------           -------
     Total operating income....................................................          $ 135.5             100%
                                                                                         -------           -------
                                                                                         -------           -------

                                              (Footnotes continued on next page)

     (Footnotes continued from previous page)

     -----------------------------

     1 Includes properties leased to five soda ash producers, estimated to contain resources sufficient to support over 30 years of production at current production levels.

     2 The Company leases coal resources to six operating mines. In 1997, 58% of the Company's coal royalties were attributable to a single mine which supplies an adjacent power station that is owned and operated by affiliates of the mine owners.

     3 Represents a 49% interest in OCI Wyoming LP, a nonoperated joint venture.

     4 Represents the Company's 50% nonoperating interest in Black Butte Coal
       Company. Of this amount, $59.3 million is attributable to a single coal supply contract, the financially beneficial terms of which terminate at the end of year 2000. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and Note 12 to the Consolidated Financial Statements.

     The Company's low sulfur coal deposits compete with other western United States coals for industrial and utility boiler markets. At current coal pricing and extraction cost levels, however, most of the coal deposits are not economic to extract, except for sale to local markets. As a result, there are currently limited opportunities for new coal mine development in the Land Grant.

     The world's largest deposit of trona ore, constituting 90% of the world's known trona resources, is located in the Green River Basin in southwestern Wyoming. Approximately 40% of this trona deposit lies within the Land Grant and is therefore owned by the Company. Natural soda ash, which is produced by refining trona ore, is used primarily in the production of glass for containers and flat glass, in the paper and water treatment industries and in the manufacture of certain chemicals and detergents. Natural soda ash production from Wyoming has increased to 30% of the world's soda ash supply with the remainder principally from synthetic processes. As a result of the increase in the worldwide demand for soda ash, the Company, along with its partner Oriental

Chemical Industries, Inc. ('OCI'), plans to expand the OCI Wyoming LP soda ash facility by 950,000 tons per year, from the plant's current nameplate capacity of 2.3 million tons per year, by 1999. For the year ended December 31, 1997, the Company invested an additional $19.7 million in OCI Wyoming LP and guaranteed 49% of a $100 million credit facility to finance the soda ash facility expansion.

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

     A substantial portion of the Company's oil and gas leases in the Gulf of Mexico and a portion of its onshore leases were granted by the United States Government and are administered by two agencies within the Department of the
Interior: the Bureau of Land Management ('BLM') and the Minerals Management Service ('MMS'). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders. Certain operations on such leases must be conducted pursuant to appropriate permits issued by the BLM and the MMS in addition to permits required from other agencies (such as the

Coast Guard, Army Corps of Engineers and Environmental Protection Agency). The MMS also administers bonding requirements and has the right to require lessees to post supplemental bonds if it deems that additional security is necessary to cover royalties due or the costs of regulatory compliance.

     Under certain extraordinary circumstances, the federal agencies have the power to suspend or terminate Company operations on federal leases. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the Oil Pollution Act of 1990. See 'Environmental Regulation--Oil Spills.'

     Currently, there are no laws that regulate the price for sales of natural gas, natural gas liquids and crude oil by the Company. However, the Company's rates charged and terms and conditions for the movement of gas in interstate commerce through certain of its intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ('NGPA'). The pipelines' and hubs' construction activities are, to a limited extent, also subject to regulation under the Natural Gas Act of 1938 ('NGA'). The NGA also establishes comprehensive controls over interstate pipelines, including the transportation and resale of gas in interstate commerce. While these NGA controls do not apply directly to the Company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. The Federal Energy Regulatory Commission ('FERC') administers the NGA and the NGPA.

     Through a series of orders, most recently the Order No. 636 Series, FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs generally allow more accurate and timely price signals from the consumer to the producer. Nonetheless, the ability to respond to market forces can and does add to price volatility, inter-fuel competition and pressure on the value of transportation and other services. The Order No. 636 Series was largely upheld by the United States Court of Appeals for the District of Columbia. Although a few issues were remanded to the FERC by the Court of Appeals, the outcome of the remanded proceedings is not expected to have a significant impact on the Company. The remanded proceedings are pending before the FERC. Several parties petitioned the Supreme Court to review the Court of Appeals' decision. The Court, in 1996, denied the parties' petitions and therefore the Order No. 636 Series is no longer subject to court review but for the remanded proceeding referenced above. Related orders under the Order No. 636 Series are the subject of numerous appeals to the United States Court of Appeals.

     Through many interstate pipeline specific orders, the FERC has revised its policy regarding jurisdiction over gathering facilities and services. The FERC no longer asserts jurisdiction over these facilities and services and has stated that it is a matter to be left to the states for regulation. In 1996, the District of Columbia Court of Appeals largely upheld the FERC's policy. As a result of such court decision, the Texas Railroad Commission conducted inquiries regarding the scope of its regulation of gathering facilities and services. The Company owns and operates extensive gathering systems in Texas. In 1996, the Texas Railroad Commission initiated a rulemaking and ultimately issued new regulations regarding gathering. Although the new regulations increased the regulatory burden to a limited extent, the regulations are not expected to have a significant impact on the Company's gathering activity. It is also possible that other states where the Company owns gathering facilities will become more active in the regulation of gathering.

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

     The oil and gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. Oil and gas exported from Canada is subject to regulation by the National Energy Board ('NEB') and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts meet certain criteria prescribed by the NEB and the government of Canada. Exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude oil and not exceeding two years in the case of heavy crude oil and natural gas, provided that an order approving any such export has been obtained from the NEB. Any export to be made pursuant to a contract of longer duration requires an NEB license and Governor in Council approval. The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations. In addition, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. It is not expected that any of these controls or regulations will affect the operations of the Company in a manner materially different than they would affect other oil and gas companies of similar size.

     The Company's minerals operations are subject to a variety of federal and state regulations with respect to safety, land use and reclamation. In addition, the Department of the Interior regulates the leasing of federal lands for coal development as provided in the Mineral Lands Leasing Act of 1920.

SECTION 29 TAX CREDITS


     Federal tax law provides an income tax credit against regular federal income tax liability with respect to sales of the Company's production of certain fuels produced from nonconventional sources (including both coal seam natural gas and natural gas produced from tight sand formations), subject to a number of limitations ('Section 29 tax credits'). Fuels qualifying for the tax credit must be produced from a well drilled or a facility placed in service after December 31, 1979 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which currently is approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds certain specified levels. The commencement of phase-out would be triggered if the average price for crude oil rose above approximately $45 per barrel in current dollars. The natural gas production from wells drilled on certain of the Company's properties in the Moxa Arch and Wamsutter areas in Wyoming, the Carthage field in eastern Texas, the Ozona field in western Texas and certain areas in the Austin Chalk trend qualifies for this tax credit. The Company recorded approximately $18.8 million of Section 29 tax credits in 1997. Section 29 tax credits are not creditable against the alternative minimum tax but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurance can be given that the Company's Section 29 tax credits will reduce its federal income tax liability in any particular year.

     In 1991 and 1992, the Company entered into transactions with a privately-held company, which provided funds for the Company to drill wells qualifying for Section 29 tax credits. Pursuant to these transactions, the Company conveyed much of its producing and tax credit eligible acreage in the Carthage field and Moxa Arch and Wamsutter areas to a limited partnership ('Section 29 Limited Partnership'). This Section 29 Limited Partnership utilized drilling funds contributed by the investor as limited partner and drilled 208 wells which qualify for Section 29 tax credits. The Company was the managing general partner of this Section 29 Limited Partnership and had broad latitude in conducting its operations. Prior to a defined payout, the limited partner was entitled to receive a preferential distribution of a specified quantity of available production from this Section 29 Limited Partnership, including gas that did not qualify for the tax credits as well as tax credit-qualified gas. Payout occurred in December 1996, after which point the limited partner was entitled to receive only 1% of ongoing production of this Section 29 Limited Partnership. The historic production allocable to the limited partner has been deducted from the Company's reserve and production statistics. Effective December 1997, the Company purchased the limited partner's interest in this
Section 29 Limited Partnership.

TEXAS SEVERANCE TAX REDUCTION

     Natural gas produced from wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ('high cost wells') and that were spudded or completed during the period from May 24, 1989 to September 1, 1996 qualifies for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells. Such exemption ends August 31, 2001. The natural gas production from wells drilled on certain of the Company's properties, primarily in the Austin Chalk, West Texas and East Texas business units qualifies for this tax reduction. In addition, high cost wells that are spudded or completed during the period from September 1, 1996 to August 31, 2002 are entitled to receive a severance tax reduction. Operators have until the later of 180 days after first production or the 45th day of approval by the Texas Railroad Commission to obtain a high cost gas certification without incurring a 10% tax penalty. The tax reduction is based on a formula composed of the statewide 'median' as determined by the State of Texas based on actual drilling and completion costs reported by producers. More expensive wells will receive a greater amount of tax reduction. This tax rate reduction remains in effect for ten years or until the aggregate tax reductions received equals 50% of the total drilling and completion costs.

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

     Air Emissions. The primary legislation affecting the Company's air emissions is the Federal Clean Air Act and its 1990 Amendments (the 'CAA'). Among other things, the CAA requires all major sources of air emissions to obtain operating permits; the amendments also revised the definition of a 'major source' such that additional equipment involved in oil and gas production may now be covered by the permitting requirements. Although the precise requirements of Title III of the 1990 Amendments are not yet known, the Company may incur substantial expenditures for the additional capital, operating and maintenance costs required to comply with these new regulations.

     Hazardous Substances and Waste Disposal. The Company currently owns or leases numerous properties that have been used for many years for hard minerals production or natural gas and crude oil production. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, some of these properties have been operated by third parties over whom the Company had no control. The Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of 'hazardous substances' found at such sites. The Federal Resource Conservation and Recovery Act ('RCRA') and comparable state statutes govern the disposal of 'solid wastes' and 'hazardous wastes.' Although

CERCLA currently excludes petroleum from its definition of hazardous substance, many state laws affecting the Company's operations impose clean-up liability regarding petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as 'nonhazardous,' such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on the Company's operating costs, as well as the oil and gas industry in general. See 'Other Matters--Environmental Costs.'

     Oil Spills. Under the Oil Pollution Act of 1990 ('OPA'), owners and operators of onshore facilities and pipelines and lessees or permittees of an area in which an offshore facility is located ('Responsible Parties') are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into United States waters. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities and $75 million plus removal costs in the case of offshore facilities, except that these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor.

     In addition, OPA requires certain vessels and offshore facilities to provide evidence of financial responsibility in the amount of $150 million. The MMS, which has jurisdiction over certain offshore facilities and pipelines, has not yet issued a proposed rule to implement the financial responsibility requirements and, therefore, the financial responsibility requirements applicable under laws existing prior to OPA still apply to such facilities. OPA also requires offshore facilities and certain onshore facilities to prepare facility response plans, which the Company has done, for responding to a 'worst case discharge' of oil. Failure to comply with these requirements or failure to cooperate during a spill event may subject a Responsible Party to civil or criminal enforcement actions and penalties.

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

     Canadian Environmental Regulation. The oil and gas industry in Canada currently is subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ('AEPEA') since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, AEPEA also imposes certain environmental responsibilities on oil and natural gas operators in Alberta and, in certain instances, imposes greater penalties for violations. In British Columbia, regulations affecting the oil and gas industry are administered by the Ministry of Energy, Mines and Petroleum Resources.

EMPLOYEES

     The Company had 1,907 employees as of December 31, 1997, 22 of whom were not full time employees. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

PROVED RESERVES

     The following table sets forth the proved developed and undeveloped reserves of natural gas, natural gas liquids and crude oil of the Company as of December 31, 1997. Information set forth in the table is based on reserve estimates of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Ryder Scott Company Petroleum Engineers ('Ryder Scott') has provided an opinion with respect to the Company's estimate of its proved reserves as of December 31, 1997. Such opinion states that, on a total Company basis, Ryder Scott is in agreement with the Company's estimate of proved reserves for the properties which they reviewed. For further information concerning Ryder Scott's review of the proved reserves of the Company as of December 31, 1997, see Ryder Scott's letter, dated February 27, 1998, included as Exhibit 99 to this Annual Report on Form 10-K.

                                                                             AS OF DECEMBER 31, 1997
                                                                   -------------------------------------------
                                                                              NATURAL
                                                                   NATURAL      GAS
                                                                     GAS      LIQUIDS    CRUDE OIL      TOTAL
CATEGORY OF RESERVES                                                (BCF)     (MMBBL)     (MMBBL)      (BCFE)
----------------------------------------------------------------   -------    -------    ----------    -------
Proved developed................................................   2,217.0     103.3         93.9      3,400.2
Proved undeveloped..............................................     403.3      14.6         34.9        700.3
                                                                   -------    -------    ----------    -------
  Total proved reserves.........................................   2,620.3     117.9        128.8      4,100.5
                                                                   -------    -------    ----------    -------
                                                                   -------    -------    ----------    -------

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

ACREAGE

     Land Grant and Other Fee Minerals. The following table summarizes the fee mineral acreage by business unit owned by the Company as of December 31, 1997.

                                                                                              TOTAL ACRES
                                                                                         ---------------------
BUSINESS UNIT                                                                              GROSS         NET
----------------------------------------------------------------                         ----------    -------
                                                                                            (IN THOUSANDS)
Austin Chalk.........................................................................          31           11
Rockies 1............................................................................       3,253        3,252
South Texas/Plains/Canada 1..........................................................       5,316        4,922
Gulf Onshore/Offshore................................................................         215           73
East Texas...........................................................................          46           12
West Texas...........................................................................         690          238
                                                                                         ----------    -------
  Total fee acreage..................................................................       9,551        8,508
                                                                                         ----------    -------

                                                                                         ----------    -------
------------------------
1 The fee mineral acreage associated with the Land Grant is included in Rockies and
  South Texas/Plains/Canada business units...........................................       7,912        7,722

     The Company holds royalty interests of varying percentages in the approximately one million gross acres of the Land Grant that are subject to exploration and production agreements with third parties.

     The Company's fee mineral acreage, including the Land Grant, is primarily undeveloped.

     Leasehold. The Company's leasehold acreage by business unit as of December 31, 1997 is set forth below.

                                                                                  ACRES
                                                            --------------------------------------------------
                                                              DEVELOPED        UNDEVELOPED          TOTAL
                                                            --------------    --------------    --------------
BUSINESS UNIT                                               GROSS     NET     GROSS     NET     GROSS     NET
---------------------------------------------------------   -----    -----    -----    -----    -----    -----
                                                                              (IN THOUSANDS)
Austin Chalk.............................................     959      732    1,667    1,396    2,626    2,128
Rockies..................................................     117       69      215      154      332      223
South Texas/Plains/Canada................................     429      205    1,010      639    1,439      844
Gulf Onshore/Offshore....................................     314      285      461      261      775      546
East Texas...............................................     266      137      561      327      827      464
West Texas...............................................     232      141      162      132      394      273
                                                            -----    -----    -----    -----    -----    -----
  Total leasehold acreage................................   2,317    1,569    4,076    2,909    6,393    4,478
                                                            -----    -----    -----    -----    -----    -----
                                                            -----    -----    -----    -----    -----    -----

     Total Leasehold and Fee Mineral. The total leasehold and fee mineral acreage by business unit as of December 31, 1997 is set forth below.

                                                                                              TOTAL ACRES
                                                                                            ----------------
BUSINESS UNIT                                                                               GROSS      NET
-----------------------------------------------------------------------------------------   ------    ------
                                                                                             (IN THOUSANDS)
Austin Chalk.............................................................................    2,657     2,139

Rockies..................................................................................    3,585     3,475
South Texas/Plains/Canada................................................................    6,755     5,766
Gulf Onshore/Offshore....................................................................      990       619
East Texas...............................................................................      873       476
West Texas...............................................................................    1,084       511
                                                                                            ------    ------
  Total leasehold and fee acreage........................................................   15,944    12,986
                                                                                            ------    ------
                                                                                            ------    ------

DRILLING ACTIVITY AND PRODUCING WELL SUMMARY

     The table below summarizes the Company's drilling activity over the last three years.

                                                                         YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                 1997              1996              1995
                                                            --------------    --------------    --------------
                                                            GROSS     NET     GROSS     NET     GROSS     NET
                                                            -----    -----    -----    -----    -----    -----
Development wells:
  Productive.............................................     685    478.6      575    413.4      679    505.7
  Dry....................................................      59     46.2       35     25.7       18      7.7
Exploration wells:
  Productive.............................................      35     19.1       16      8.5        6      2.8
  Dry....................................................      38     22.1       29     18.2       22     10.7
                                                            -----    -----    -----    -----    -----    -----
  Total wells............................................     817    566.0      655    465.8      725    526.9
                                                            -----    -----    -----    -----    -----    -----
                                                            -----    -----    -----    -----    -----    -----

     The number of wells drilled is not a valid measure or indicator of the relative success or value of a drilling program because the significance of the reserves and their economic potential may vary widely for each project. As of December 31, 1997, the Company owned a working interest in 6,043 gross gas wells (3,574 net) and 2,763 gross oil wells (1,636 net). Gross wells include 611 wells with multiple completions. The Company operated 61% of the gross wells in which it owned an interest.

GAS PROCESSING ASSETS

     A listing of the Company's processing plants and their gross design capacity is provided below. Generally, each of the processing plants has an extensive gathering system. Average throughput in such processing plants for

1997 was approximately 83% of such processing plants' design capacity.

                                                                                              AVERAGE GROSS VOLUMES
                                                                                                    YEAR ENDED
                                                                                                DECEMBER 31, 1997
                                                                                            --------------------------
                                                   AS OF DECEMBER 31, 1997                                 NATURAL GAS
                                                ------------------------------              NATURAL GAS      LIQUIDS
                                         WORKING INTEREST                                   THROUGHPUT      PRODUCED
GAS PLANTS                                    PERCENT            DESIGN CAPACITY (MMCFD)      (MMCFD)        (MBBLD)
-----------------------------------   -----------------------    -----------------------    -----------    -----------
Rockies
  *Anschutz Ranch East.............               12                        650                  370           17.3
  Brady 1..........................               50                          0                   63            2.4
  *Painter.........................               19                        260                  248           13.2
  Pineview.........................               49                         15                    2            0.2
  *Whitney Canyon..................               19                        235                  176            7.2

South Texas/Plains/Canada
  Bledsoe..........................              100                          2                    1             --
  *Caroline........................                7                        300                  340           31.0
  Mt. Pearl........................               52                         11                   11            0.4
  Silo.............................              100                          5                    2            0.3

GPM
  A&M 2............................               55                         50                   49            4.6
  Brookeland.......................               80                        100                   80            6.4
  Bryan............................               55                         60                   58           10.2
  Conroe...........................              100                         65                   33            0.8
  East Carlsbad 3..................              100                         23                   24            2.3
  East Texas Plant Complex 4,5.....               90                        660                  653           39.6
  *Echo Springs....................               34                        240                  233           16.3
  Emigrant Trail...................              100                         60                   37            1.9
  Gulf Plains 4,6..................              100                        110                   82            5.3
  Hulldale 3.......................              100                         18                   11            1.6
  Masters Creek 7..................               62                        100                   47            4.3
  Ozona 4..........................               63                        120                  113           11.8
  Patrick Draw 4,8.................              100                        120                   25            1.7
  Sonora 4,3.......................              100                         68                   62            5.6
  S.W. Ozona.......................              100                         90                   68            7.5
  Yellow Creek 4...................              100                         80                   30            0.2
                                                                         ------             -----------    -----------
     Total.........................                                       3,442                2,818          192.1
                                                                         ------             -----------    -----------
                                                                         ------             -----------    -----------

     ------------------------
        *  Nonoperated

        1  This plant ceased processing gas in August 1997; however, this plant continues to treat sour gas. This plant's average natural gas throughput and natural gas liquids produced are set forth for the period
           January through August 1997.
        2  This plant was shut down February 1998.
        3  This plant is one of several plants acquired in the purchase of Highlands effective as of August 1997.
        4  Includes fractionation facilities.
        5  This plant's design capacity during 1997 was 660 MMcfd. This plant's design capacity is expected to increase by an additional 120 MMcfd to 780 MMcfd beginning in March 1998.
        6  This plant's design capacity is expected to increase by 50 MMcfd in mid-year 1998.
        7  This plant became operational in August 1997 with 100 MMcfd; this plant's design capacity is expected to increase to 200 MMcfd in February 1998. Natural gas throughput and natural gas liquids produced represent averages for the period August through December 1997.
        8  This plant's design capacity was expanded from 30 MMcfd to 120 MMcfd during December 1997.

PIPELINE ASSETS

     A listing of the Company's pipeline assets is provided below.

                                                                         AS OF DECEMBER 31, 1997
                                                         --------------------------------------------------------
                                                          WORKING        PRODUCTS        LINE SIZE      NUMBER OF
PIPELINE SYSTEM BY GEOGRAPHIC AREA                       INTEREST %       SHIPPED       (IN INCHES)       MILES
------------------------------------------------------   ----------    -------------    ------------    ---------
Eastern Texas and Louisiana
  Jasper Pipeline.....................................       100            NGL                  6           19
  *Ferguson-Burleson gathering........................        55            Gas             2 - 18        1,509
  *Black Lake Pipeline................................        50            NGL              6 - 8          317

Eastern Texas--Carthage
  East Texas Gas Systems..............................        90            Gas            10 - 12          121
  San Jacinto Pipeline................................        90            NGL              4 - 8           35
  Panola Products Pipeline............................        90            NGL             8 - 10          195
  Eastrans Ltd. Pipeline..............................        90            Gas             8 - 12           33

Southern Texas
  Stratton Crude/Condensate Pipeline..................       100          Crude/             3 - 4           32
                                                                        Condensate
  Stratton Butane/Natural Gasoline....................       100          Butane/            2 - 6           38
                                                                       Nat. Gasoline
  Stratton Propane....................................       100          Propane                3           10

Wyoming
  Emigrant Trail......................................       100            NGL                  4            8
  Overland Trail......................................        99            Gas             4 - 16          305
  Wahsatch Pipeline...................................       100            Gas             4 - 10           40


Western Texas
  Transwestern Pipeline System........................       100            Gas              2 - 8           52
  Sonora/Fin Tex Pipeline.............................       100            NGL             8 - 10          384
  Crockett Pipeline...................................        90            NGL                  8           25
  Ozona Pipeline......................................       100            NGL                  6           23

------------------
       * Nonoperated

ITEM 3. LEGAL PROCEEDINGS

MINERAL RESERVATION LITIGATION

     In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in State District Court, Weld County, Colorado, to quiet title to minerals, including crude oil (in some of the lands) and natural gas. The State District Court heard arguments on the Company's motion for summary judgment on May 23, 1997. On June 23, 1997, the District Court granted the Company's motion holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable nonsurface substances, including oil and gas. A final judgment was entered on August 5, 1997. Thereafter, such surface owners filed a notice of appeal to the Colorado Court of Appeals on September 17, 1997.

ROYALTY LITIGATION

     The Company is a defendant in a number of lawsuits in which plaintiffs allege that the Company underpaid their royalties on crude oil and natural gas production. In addition, certain of such suits allege that the Company has violated antitrust laws and other similar laws. None of this litigation articulates a theory of recovery or specific amounts of damages. This litigation against the Company and others in the oil and gas industry suggests that more suits of this type will be filed against the Company, including perhaps, suits by other types of interest owners and suits in other jurisdictions. The Company intends to defend vigorously against such litigation, as well as any similar lawsuits subsequently brought against the Company. In the opinion of management of the Company, the outcome of these matters should not have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company.

GENERAL

     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above, including contract claims, personal injury claims and environmental claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, positions and ages of executive officers of the Company are set forth below:

                 NAME                                            POSITION                           AGE
---------------------------------------  --------------------------------------------------------   ----
Jack L. Messman 1......................  Chairman and Chief Executive Officer                        58
George Lindahl III 2...................  President and Chief Operating Officer                       51
V. Richard Eales 3.....................  Executive Vice President                                    62
Thomas R. Blank 4......................  Vice President--State, Regulatory and Public Affairs        45
Anne M. Franklin 5.....................  Vice President--People                                      41
Joseph A. LaSala, Jr. 6................  Vice President, General Counsel and Secretary               43
Donald W. Niemiec 7....................  Vice President--Marketing                                   51
Morris B. Smith 8......................  Vice President and Chief Financial Officer                  53
John B. Vering 9.......................  Vice President--Canada                                      48

    ----------------------------

    1 Mr. Messman has been Chairman and Chief Executive Officer of the Company since October 1996. He was President and Chief Executive Officer of the Company from August 1995 to October 1996, and has been a Director of the Company since September 1991. He has been President, Chief Executive Officer and a Director of Union Pacific Resources Company ('UPRC') from May 1991 through October 1995.

    2 Mr. Lindahl has held his current position with the Company since October
      1996. He was Executive Vice President--Operations of the Company from August 1995 to October 1996. From 1992 to August 1995, he was Vice President--Operations for UPRC.

    3 Mr. Eales has held his current position with the Company since June 1996.
      From August 1995 to June 1996, he was Executive Vice President and Chief Financial Officer of the Company. Prior thereto, he was Vice President--Corporate Development of UPRC.

    4 Mr. Blank has held his current position with the Company since August
      1997. He was Communications Director for the Speaker of the House of Representatives for the United States from February 1997 to August 1997. From January 1994 to February of 1997, he was President of Hager Sharp, Inc. Prior thereto, he was the Senior Vice President of Hager Sharp, Inc.

    5 Ms. Franklin has held her current position with the Company since August

      1995. She joined UPRC as Vice President--People in June 1995. From 1993 to June 1995, she was Director of Executive Leadership and Development for Ameritech, Inc.

(Footnotes continued from previous page)

    6 Mr. LaSala has held his current position with the Company since January
      1996 and assumed the role of Secretary in June 1997. Mr. LaSala joined UPRC as Assistant General Counsel in 1995. Prior to joining UPRC, he was Vice President--Government and Regulatory Affairs of USPCI, Inc., a former subsidiary of Union Pacific Corporation ('UPC'), from May 1993 until December 1994 and, prior thereto, Vice President--External Relations of USPCI, Inc.

    7 Mr. Niemiec has held his current position with the Company since August
      1995. He has been Vice President--Marketing of UPRC since 1993 and President of UP Fuels since 1990.

    8 Mr. Smith has held his current position with the Company since June 1996.
      From September 1995 until June 1996, he was Vice President and Controller of UPC. From January through August 1995, he served as Vice President--Finance of Union Pacific Railroad Company. From June 1993 through December 1994, he served as Vice President--Finance of USPCI, Inc. Prior thereto, he was Assistant Controller--Planning and Analysis of UPC.

    9 Mr. Vering has held his current position with the Company since March
      1998. From October 1996 until March 1998 he was Vice
      President--Exploration and Production Services of the Company. Prior thereto, he was General Manager--Austin Chalk of the Company and UPRC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company completed an initial public offering of its common stock ('Common Stock') in October 1995. The common stock of the Company is traded on the New York Stock Exchange under the symbol 'UPR.' Information with respect to the quarterly high and low sales prices per share of Common Stock, as reported on the New York Stock Exchange Composite Tape, as well as the dividends declared on the Common Stock, is set forth under Selected Quarterly Data on page 63.

     As of February 27, 1998, there were 251,043,100 shares of Common Stock outstanding and approximately 50,400 shareholders of record. The closing price of the Common Stock on the New York Stock Exchange on February 27, 1998 was $22 3/8.

     The Company has paid quarterly cash dividends of $0.05 per share of Common Stock since its initial public offering in October, 1995. The Company currently intends to continue to pay quarterly cash dividends on its outstanding shares of Common Stock. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploratory expenditures, future business prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that dividends will be paid.

     In February 1997, the Board of Directors adopted a stock purchase program which authorizes the Company to purchase up to $50 million of its Common Stock outstanding in any given fiscal year. In December 1997, the Board of Directors approved a resolution to allow the Company to purchase an additional $50 million of its Common Stock outstanding in 1998. As of December 31, 1997, the Company had purchased 2,013,400 shares of its Common Stock under this program for approximately $49.9 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains selected historical financial data for each of last five fiscal years.

                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                     1997        1996        1995        1994        1993
                                                   --------    --------    --------    --------    --------
                                                        (MILLIONS OF DOLLARS,EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Operating revenues..............................   $1,924.7    $1,831.0    $1,476.7(a) $1,332.9    $1,277.1
Operating income................................      495.2       526.6       470.1(a)    351.3       382.9
Net income......................................      333.0       320.8       350.7(a)    390.0(b)    243.8(c)

Per share:
  Net income--basic (d).........................       1.33        1.29         n/a         n/a         n/a
  Net income--diluted (d).......................       1.33        1.28         n/a         n/a         n/a
  Dividends.....................................       0.20        0.20        0.05(e)      n/a         n/a
CASH FLOW DATA:
Capital and exploratory expenditures............   $1,531.7(f) $  880.3    $  686.4    $1,389.3(g) $  560.4
Cash provided by operations.....................      968.8       990.4       829.4       821.0       567.5

                                                                      AS OF DECEMBER 31,
                                                   --------------------------------------------------------
                                                     1997        1996        1995        1994        1993
                                                   --------    --------    --------    --------    --------
FINANCIAL POSITION DATA:
Properties--net.................................   $3,665.4(f) $2,972.4    $2,764.3    $2,600.1(g) $1,780.2
Total assets....................................    4,472.2     3,648.9     3,308.9     3,247.0     2,714.1
Long-term debt..................................    1,230.6(f)    670.9(h)    101.5        37.7        45.6
Shareholders' equity............................    1,760.7     1,514.3     1,312.4     1,834.9     1,596.1

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

------------------

     (a) In November 1995, the Company recorded a $122.5 million pre-tax ($78.5 million after-tax) gain resulting from the Columbia Gas Transmission Company bankruptcy settlement ('Columbia settlement') (see Note 4 to the Consolidated Financial Statements).

     (b) In March 1994, the Company sold its interest in the Wilmington field and Harbor Cogeneration Plant to the Port of Long Beach, California. Such sale resulted in a $159.2 million pre-tax ($100 million after-tax) gain.

     (c) In January 1993, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions,' and SFAS No. 109, 'Accounting for Income Taxes,' with a cumulative after-tax charge to 1993 earnings of $59 million.

     (d) Earnings per share prior to 1996 have been omitted as the Company was a wholly owned subsidiary of UPC until the Company's initial public offering ('Offering') in October 1995; therefore, net income per share is not applicable for periods prior to the fourth quarter of 1995.


     (e) Represents the dividend declared with respect to the fourth quarter of 1995. Prior to October 1995, the Company was wholly owned by UPC; therefore, dividends per share is not applicable for periods prior to the fourth quarter of 1995.

     (f) In March 1994, the Company acquired Amax Oil & Gas, Inc., for a net purchase price of $725 million.

     (g) During 1997, the Company increased debt by issuing commercial paper to fund its capital spending, including the acquisition of producing properties and Highlands.

     (h) During 1996, the Company repaid its $650 million note payable to UPC (incurred at the time of the Offering) using cash from operations and proceeds from the issuance of long-term debt and commercial paper (see
         Note 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income for previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications affect previously reported operating revenues and expenses but have no effect on previously reported operating income or net income.

                             RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

SUMMARY FINANCIAL DATA

                                                                                         YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                         --------------------
                                                                                           1997        1996
                                                                                         --------    --------
                                                                                             (MILLIONS OF
                                                                                               DOLLARS)
Operating revenues....................................................................   $1,924.7    $1,831.0
Operating expenses....................................................................    1,429.5     1,304.4
Operating income......................................................................      495.2       526.6
Net income............................................................................      333.0       320.8

     The Company reported net income of $333 million for the year ended December 31, 1997 compared to $320.8 million in 1996. Earnings per share on a diluted basis increased by 4% to $1.33 from $1.28 in 1996. Improvements were achieved from increased producing property volumes and prices and royalty income from mineral operations. In addition, the Company experienced higher other income and one-time tax benefits. These improvements were offset by a $60.1 million increase in exploration expenses, reduced margins for gathering, processing and marketing ('GPM') operations, one-time costs of $17.8 million relating to the Company's unsuccessful attempt to acquire Pennzoil Company and higher operating costs.

     Operating income declined $31.4 million (6%) from 1996 due to reduced margins for GPM operations, a $60.1 million increase in exploration expenses and higher general and administrative costs, which more than offset improvements from producing properties and minerals operations.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                                                             YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                          -----------------
                                                                                           1997       1996
                                                                                          ------     ------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Segment operating income:
  Producing properties.................................................................   $344.4     $328.7
  Gathering, processing and marketing..................................................     94.6      150.1
  Minerals.............................................................................    135.5      120.0
  Corporate/general and administrative.................................................    (79.3)     (72.2)
                                                                                          ------     ------
     Total operating income............................................................   $495.2     $526.6
                                                                                          ------     ------
                                                                                          ------     ------

PRODUCING PROPERTY OPERATIONS

                                                                                        YEARS ENDED DECEMBER
                                                                                                31,
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Operating revenues...................................................................   $1,281.2    $1,133.3
Other oil and gas revenues...........................................................       53.5        65.0
                                                                                        --------    --------

  Total operating revenues...........................................................    1,334.7     1,198.3
Operating expenses:
  Production.........................................................................      292.6       259.5
  Exploration........................................................................      204.7       144.6
  Depreciation, depletion and amortization...........................................      493.0       465.5
                                                                                        --------    --------
  Total operating expenses...........................................................      990.3       869.6
                                                                                        --------    --------
Operating income.....................................................................   $  344.4    $  328.7
                                                                                        --------    --------
                                                                                        --------    --------

     Total operating revenues for producing property operations increased by $136.4 million during 1997. The improvement in operating revenues was primarily due to prices, which were higher by $0.07 per Mcfe from 1996 to $2.20 per Mcfe in 1997. The higher prices provided an incremental $104.5 million to operating revenues. Additional sales volume growth of 10% provided an incremental $43.4 million to operating revenue.

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                      1997      1996        1997      1996
                                                                     ------    ------      ------    ------
                                                                         (WITHOUT           (WITH HEDGING)
                                                                         HEDGING)
Average price realizations--producing properties:
     Natural gas (per Mcf)........................................   $ 2.19    $ 1.94      $ 2.00    $ 1.86
     Natural gas liquids (per Bbl)................................    11.20     11.39       11.20     11.39
     Crude oil (per Bbl)..........................................    18.80     20.09       18.36     18.84
     Average (per Mcfe)...........................................     2.34      2.23        2.20      2.13

                                                                                             YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                          ------------------
                                                                                           1997       1996
                                                                                          -------    -------
Production volumes--producing properties:
     Natural gas (MMcfd)...............................................................   1,102.3      980.3
     Natural gas liquids (MBbld).......................................................      29.9       28.5
     Crude oil (MBbld).................................................................      52.9       50.6
     Total (MMcfed)....................................................................   1,598.8    1,454.9

     Natural gas volumes increased 122 MMcfd (12%) over 1996 primarily due to the extensive drilling programs in several business units and a lower distribution of preferential volumes related to the Company's Section 29 Limited Partnership (57.1 MMcfd). Gas volumes from the South Texas/Plains/Canada business unit were up 22.6 MMcfd primarily due to the drilling program in southern Texas. The East Texas business unit's volumes increased by 19.9 MMcfd primarily due to the acquisition and development of properties acquired from Castle Energy. The West Texas business unit's gas volumes improved 15.1 MMcfd due to continued success with its horizontal drilling program. In addition, the Gulf Onshore/Offshore business unit gas volumes rose 14 MMcfd primarily due to its drilling program in the southern Louisiana area. The Austin Chalk business unit's gas volumes increased 10.8 MMcfd due to its success in the deep Giddings field. These improvements were partially offset by a 17.1 MMcfd reduction in Rockies business unit's gas volumes caused by production declines. Crude oil volumes increased by 2.3 MBbld (5%) primarily due to drilling successes in the Masters Creek field in Louisiana. Natural gas liquids volumes rose 1.4 MBbld (5%) with most of the improvement attributable to the East Texas business unit.

     Production costs increased $33.1 million to $292.6 million for 1997, primarily due to a $30.6 million increase in lease operating expenses. Such increase reflects the impact of higher volumes, as well as increased costs for workovers, maintenance and salt water disposal, primarily in the Austin Chalk business unit. Total production expenses per Mcfe increased to $0.50 in 1997 from $0.49 in 1996.

     Exploration expenses were up $60.1 million to $204.7 million compared to 1996 reflecting the Company's expanded exploration programs. Surrendered lease costs were higher by $24.1 million as a result of more leasing activity in the East Texas and the Austin Chalk business units. Delay rentals rose $10.4 million, primarily in Austin Chalk and the Gulf Onshore/Offshore business units. In addition, geological and geophysical costs were higher by $16.2 million, primarily in the Gulf Onshore/Offshore business unit, while dry hole costs were up by $8.4 million, primarily in the East Texas and Gulf Onshore/Offshore business units.

     Producing property depreciation, depletion and amortization expense increased $27.5 million due to higher production volumes. This increased expense, was partially offset by a lower unit of production rate. There were write-downs of assets of $24.4 million in the South Texas/Plains/Canada business unit relating to Moca Dome in 1997 and $26.4 million in the Rockies and Gulf Onshore/Offshore business units in 1996.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                                                              YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                            ----------------
                                                                                             1997      1996
                                                                                            ------    ------
                                                                                              (MILLIONS OF
                                                                                                DOLLARS)

Operating revenues.......................................................................   $443.3    $503.8
Gas purchases............................................................................    161.3     167.0
                                                                                            ------    ------
     Operating margin....................................................................    282.0     336.8
Other oil and gas revenues...............................................................      6.9        --
Operating expenses:
     Operating costs.....................................................................    123.9     123.0
     Depreciation, depletion and amortization............................................     70.4      63.7
                                                                                            ------    ------
       Total operating expenses..........................................................    194.3     186.7
                                                                                            ------    ------
Operating income.........................................................................   $ 94.6    $150.1
                                                                                            ------    ------
                                                                                            ------    ------

     Margins for the GPM operations declined $54.8 million to $282 million in 1997. Plant margins were down $26.2 million resulting from lower sales prices ($15.2 million), higher gas purchase costs and lower gas plant fees despite a 6% improvement in volumes ($11.9 million). Pipeline margins declined $3.7 million from 1996 reflecting lower throughput at Ferguson-Burleson and Wahsatch pipelines. This lower throughput was partially offset by higher volumes provided by the acquisition of Highlands. Marketing margins declined by $24.9 million as a result of higher crude oil purchase costs and reduced margins for natural gas and natural gas liquids. Such higher costs and reduced margins were partially offset by additional margins on volumes from the acquisition of Highlands.

     Other oil and gas revenues in 1997 primarily reflect a $6.4 million gain on the sale of the Company's investment in the Frontier Pipeline.

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                   1997                     1996
                                                ----------               ----------
Average price realizations--plants:
     Natural gas (per Mcf)..............          $  2.40                  $  2.01
     Natural gas liquids (per Bbl)......            11.91                    13.16
     Average (per Mcfe).................             2.03                     2.18

Sales Volumes--plants:
     Natural gas (MMcfd)................             30.5                     26.7
     Natural gas liquids (MBbld)........             41.7                     39.8
     Total (MMcfed).....................            280.5                    265.4

     Plant gas volumes increased by 3.8 MMcfd over the volumes in 1996, due to the Highlands acquisition (8.3 MMcfd) and the Masters Creek plant start-up. These volume increases were partially offset by lower inlet volumes at the Brookeland plant (5.1 MMcfd). Plant natural gas liquids volumes increased by 1.9 MBbld primarily due to the Highlands acquisition (2.2 MBbld) and the Masters Creek start-up.

     GPM operating costs increased by $0.9 million to $123.9 million for 1997. Higher costs relating to the assets acquired from Highlands, plant start-ups and the addition of support staff, more than offset the absence of the $17 million 1996 asset impairment adjustment for the Wahsatch pipeline.

     Depreciation, depletion and amortization for the GPM operations increased $6.7 million, primarily due to the higher asset base resulting from plant expansions and the acquisition of Highlands.

MINERALS OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                   1997                     1996
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
Operating revenues......................          $ 139.8                  $ 128.9
Operating expenses......................              3.4                      8.0
Depreciation, depletion and
  amortization..........................              0.9                      0.9
                                                  -------                  -------
     Operating income...................          $ 135.5                  $ 120.0
                                                  -------                  -------
                                                  -------                  -------

     Minerals operating income increased by $15.5 million over the income in 1996, primarily due to higher lease bonus and royalty income ($15.4 million) as a result of higher soda ash volumes and prices. Operating expenses for the minerals operations declined compared to 1996, primarily due to the shutdown of the Company's ballast operations.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                   1997                     1996
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
General and administrative expenses.....          $ (75.5)                 $ (68.4)
Depreciation, depletion and
  amortization..........................             (3.8)                    (3.8)

                                                  -------                  -------
     Corporate/general and
      administrative....................          $ (79.3)                 $ (72.2)
                                                  -------                  -------
                                                  -------                  -------

     General and administrative expenses were $7.1 million higher than 1996, due to costs associated with the implementation of employee ownership and culture change programs, increased costs for upgrades and maintenance of the Company's computer systems and higher personnel costs related to additional hiring. General and administrative expenses per Mcfe remained flat at $0.11 per Mcfe from 1996 to 1997.

OTHER INCOME

     Other income of $24.3 million was $27.7 million higher than 1996, due to a $23 million reserve reduction relating to oil and gas properties in Wilmington, California which were sold in 1994. Such reserves were reduced due to the expiration of certain indemnification obligations and a reduction of other exposure. Other income also includes a $7.2 million gain on the sale of securities held for investment and $10 million in environmental insurance settlements. These items were partially offset by $17.8 million in costs relating to the unsuccessful bid to acquire Pennzoil Company.

INCOME TAXES

     Income taxes of $133.4 million were $18.4 million lower than 1996, reflecting lower income before taxes, $9.9 million in prior period state and federal tax adjustments and an increase in Section 29 tax credits. In contrast, 1996 included a $3 million unfavorable state tax adjustment. Excluding these adjustments, the effective tax rate for 1997 would have been 30.7% (including $18.8 million of Section 29 tax credits), compared to 31.5% for 1996 (including $15.6 million of Section 29 tax credits).

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

SUMMARY FINANCIAL DATA

                                                                                        YEARS ENDED DECEMBER
                                                                                                31,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        --------    --------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Operating revenues...................................................................   $1,831.0    $1,476.7

Operating expenses...................................................................    1,304.4     1,006.6
Operating income.....................................................................      526.6       470.1
Net income...........................................................................      320.8       350.7

     The Company reported net income of $320.8 million for the year ended December 31, 1996, compared to $350.7 million in 1995. Improved operating results were more than offset by the absence of a $78.5 million after-tax gain in 1995 from the Columbia settlement; the absence of favorable 1995 tax adjustments; reduced Section 29 tax credits; and increased interest expense and, to a lesser extent, increased general and administrative costs incurred as a result of being a public company following the Offering and related debt restructuring in October 1995. On a pro forma basis, after giving effect to transactions occurring at the time of the Offering (as if such transactions had occurred at the beginning of 1995), net income for 1996 would have been $4.6 million above pro forma net income for 1995 (see Note 2 to the Consolidated Financial Statements).

     Operating income increased by $56.5 million (12%) over 1995 levels as a result of higher product price realizations (27%) and volume growth (8%), partially offset by the absence of a $122.5 million pre-tax gain in 1995 from the Columbia settlement. These gains were offset partially by property write-downs, cost increases associated with expanded exploration activity and increased administrative expenses associated with being an independent public company.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                                      ----------------------
                                                   1996                   1995
                                                ----------             ----------
                                                      (MILLIONS OF DOLLARS)
Segment operating income:
  Producing properties..................          $ 328.7                $ 307.7
  Gathering, processing and marketing...            150.1                  107.8
  Minerals..............................            120.0                  107.1
  Corporate/general and
     administrative.....................            (72.2)                 (52.5)
                                                  -------                -------
     Total operating income.............          $ 526.6                $ 470.1
                                                  -------                -------
                                                  -------                -------

PRODUCING PROPERTY OPERATIONS


                                                                                        YEARS ENDED DECEMBER
                                                                                                31,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        --------    --------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Operating revenues...................................................................   $1,133.3    $  853.6
Other oil and gas revenues...........................................................       65.0       157.1
                                                                                        --------    --------
  Total operating revenues...........................................................    1,198.3     1,010.7
Operating expenses:
  Production.........................................................................      259.5       210.5
  Exploration........................................................................      144.6        89.4
  Depreciation, depletion and amortization...........................................      465.5       403.1
                                                                                        --------    --------
     Total operating expenses........................................................      869.6       703.0
                                                                                        --------    --------
Operating income.....................................................................   $  328.7    $  307.7
                                                                                        --------    --------
                                                                                        --------    --------

     Total operating revenues for producing property operations increased by $187.6 million to $1,198.3 million in 1996. Production volume increases of 83.9 MMcfed added $39.6 million in revenues while higher prices of $0.42 per Mcfe added $240.1 million in revenues.

     Other oil and gas revenues declined by $92.1 million in 1996 reflecting the absence of the Columbia settlement ($122.5 million), lower preferential volumes distributed to an investor in a Section 29 Limited Partnership ($10.1 million) and lower net gains on property sales. Such decline was partially offset by the reduction of reserves for the Columbia settlement in 1996 and the absence of a hedging loss in 1995 of $8.1 million.

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                      1996      1995        1996      1995
                                                                     ------    ------      ------    ------
                                                                         (WITHOUT           (WITH HEDGING)
                                                                         HEDGING)
Average price realizations--producing properties:
  Natural gas (per Mcf)...........................................   $ 1.94    $ 1.30      $ 1.86    $ 1.42
  Natural gas liquids (per Bbl)...................................    11.39      8.14       11.39      8.14
  Crude oil (per Bbl).............................................    20.09     16.35       18.84     16.08
  Average (per Mcfe)..............................................     2.23      1.64        2.13      1.71


                                                                                        YEARS ENDED DECEMBER
                                                                                                31,
                                                                                        --------------------
                                                                                          1996        1995
                                                                                        --------    --------
Production volumes--producing properties:
  Natural gas (MMcfd)................................................................      980.3       915.6
  Natural gas liquids (MBbld)........................................................       28.5        23.1
  Crude oil (MBbld)..................................................................       50.6        52.8
  Total (MMcfed).....................................................................    1,454.9     1,371.0

     Natural gas volumes increased by 64.7 MMcfd to 980.3 MMcfd with increases from development drilling programs in the Austin Chalk (79.6 MMcfd) and West Texas (17.6 MMcfd) business units and a lower distribution of preferential volumes related to the Section 29 Limited Partnership (22.4 MMcfd). Offsetting these increases were declines in Gulf Onshore/Offshore business unit (31.6 MMcfd) resulting largely from the depletion of several offshore wells, and declines in the Rockies business unit (13.2 MMcfd) resulting from production problems. Natural gas liquids volumes from producing properties increased by 5.4 MBbld to 28.5 MBbld primarily due to ethane recovery in the Rockies and South Texas/Plains/Canada business units and additional lease gas being processed in the Austin Chalk business unit by the expanded Brookeland plant. Crude oil volumes were 2.2 MBbld lower at 50.6 MBbld as a result of production declines in South Texas/Plains/Canada and Rockies business units and the sale of certain non-core properties, partially offset by property acquisitions and drilling in the Austin Chalk business unit.

     Production expenses increased by $49 million (23%) to $259.5 million, largely attributable to higher production taxes and higher lease operating costs. The increase in production taxes of $29.2 million (57%) reflects increased producing property revenues, the absence of a favorable 1995 Wyoming production tax settlement ($12 million) and an unfavorable 1996 ad valorem tax adjustment ($4.5 million). Lease operating costs were higher by $16.1 million primarily in the Austin Chalk, East Texas and West Texas business units as a result of increased production volumes and greater workover costs. Production overhead was higher by $4 million in 1996. Production expenses on a per Mcfe basis of $0.49 were $0.07 per Mcfe higher than 1995, principally reflecting the increase in production taxes.

     Exploration expenses increased by $55.2 million (62%) primarily due to higher dry hole and surrendered lease provisions. The dry hole provision was up $23.3 million due to an increase in exploratory drilling in southern Louisiana, offshore, and North and South Dakota. The surrendered lease costs provision was $29.1 million higher in 1996 than surrendered lease costs in 1995 reflecting a write-down of North and South Dakota leasehold ($9.1 million) as well as increases in Austin Chalk and Gulf Onshore/Offshore business units leasing activity. Exploration overhead was $5.4 million higher in 1996 than exploration overhead in 1995.

     Depreciation, depletion and amortization expense increased by $62.4 million to $465.5 million in 1996 as a result of asset impairment adjustments related to certain properties in the Rockies and Gulf Onshore/Offshore business units ($17.4 million), several offshore property write-downs ($9 million), higher producing property volumes ($25.8 million), and an unfavorable unit of production rate ($11 million). On a per Mcfe basis, depreciation, depletion and amortization, excluding write-downs, increased $0.02 per Mcfe to $0.83 per Mcfe in 1996.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                   1996                     1995
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
Operating revenues......................          $ 503.8                  $ 339.9
Gas purchases...........................            167.0                     94.2
                                                  -------                  -------
  Operating margin......................            336.8                    245.7
Other oil and gas revenues..............               --                      9.8
Operating expenses:
  Operating costs.......................            123.0                     94.8
  Depreciation, depletion and
     amortization.......................             63.7                     52.9
                                                  -------                  -------
     Total operating expenses...........            186.7                    147.7
                                                  -------                  -------
Operating income........................          $ 150.1                  $ 107.8
                                                  -------                  -------
                                                  -------                  -------

     Gathering, processing and marketing margins increased by $91.1 million (37%) to $336.8 million in 1996. Increased plant volumes of 36.3 MMcfed (16%) added $21.2 million in plant revenues while higher prices of $0.62 per Mcfe (40%) added $59.8 million in plant revenues. Pipeline revenue increases of $63.9 million in 1996 were primarily attributable to increased throughput and higher prices at the Ferguson-Burleson pipeline in the Austin Chalk area and the Ozona pipeline in western Texas. Revenues from the Wahsatch pipeline in the Rockies area were down due to lower throughput and tariff rates. Gas purchase costs were higher by $72.8 million as a result of increased throughput and higher prices paid by the Ozona, Peachridge and Ferguson-Burleson pipelines and certain plants in the Austin Chalk area.

     Marketing margins increased by $24.6 million in 1996 primarily as a result of improved natural gas and natural gas liquids margins, additional marketed volumes and increased natural gas storage activity.

                                                                                              YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                            ----------------
                                                                                             1996      1995
                                                                                            ------    ------
Average price realizations--plants:
  Natural gas (per Mcf)..................................................................   $ 2.01    $ 1.51
  Natural gas liquids (per Bbl)..........................................................    13.16      9.38
  Average (per Mcfe).....................................................................     2.18      1.56

Sales volumes--plants:
  Natural gas (MMcfd)....................................................................     26.7      23.9
  Natural gas liquids (MBbld)............................................................     39.8      34.2
  Total (MMcfed).........................................................................    265.4     229.1

     Natural gas liquids volumes increased by 5.6 MBbld (16%) to 39.8 MBbld primarily due to the expansion of the Ozona, Brookeland and Echo Springs plants, greater retention percentages at the Brookeland plant reflecting third parties' elections to reject liquids, as well as ethane recovery in other Rockies area plants. Volume decreases occurred with a contract revision at Gulf Plains plant, leaner gas streams and lower inlets at certain plants in the Austin Chalk area and the disposition of certain plants in western Texas and the Rockies. Natural gas volumes were up 2.8 MMcfd (12%) to 26.7 MMcfd resulting from the Brookeland plant expansion and increased throughput at Gulf Plains plant.

     Gathering, processing and marketing expenses increased by $28.2 million (30%) in 1996 due to an asset impairment adjustment related to the Wahsatch pipeline ($17 million) and higher marketing expenses ($9.6 million) associated with system development, legal and other operating costs. GPM depreciation, depletion and amortization costs increased $10.8 million in 1996, primarily due to a higher asset base of plants and pipelines.

MINERALS OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                   1996                     1995
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
Operating revenues......................          $ 128.9                  $ 116.3
Operating expenses......................              8.0                      8.8
Depreciation, depletion and

  amortization..........................              0.9                      0.4
                                                  -------                  -------
     Operating income...................          $ 120.0                  $ 107.1
                                                  -------                  -------
                                                  -------                  -------

     Minerals operating income increased by $12.9 million (12%) to $120 million in 1996, as a result of $6.7 million in higher soda ash joint venture income, an increase in ballast income, higher coal royalty income associated with more tons mined on the Company's leases and decreased operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                   1996                     1995
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
General and administrative expenses.....          $ (68.4)                 $ (50.3)
Depreciation, depletion and
  amortization..........................             (3.8)                    (2.2)
                                                  -------                  -------
     Corporate/general and
      administrative....................          $ (72.2)                 $ (52.5)
                                                  -------                  -------
                                                  -------                  -------

     General and administrative expenses increased by $19.7 million (38%) in 1996 as a result of increased costs associated with being a stand-alone public company and costs of completing information and accounting system conversions. On a pro forma basis, general and administrative expenses increased by $0.01 per Mcfe to $0.11 per Mcfe. (See Note 2 to the Consolidated Financial Statements for pro forma income information).

INTEREST EXPENSE AND OTHER INCOME

     Interest expense increased by $31.5 million to $50.6 million in 1996, while other income-net declined by $10.4 million. These changes principally reflect the effects of the debt restructuring (higher debt balances and lower interest-earning advances to UPC) that occurred at the time of the Offering.

INCOME TAXES

     Income taxes increased by $44.5 million to $151.8 million in 1996 due to higher income before taxes, a $22.3 million decrease in Section 29 tax credits, a $3 million unfavorable state tax adjustment relating to prior years' federal income tax audits and the absence of favorable 1995 tax adjustments totaling $22.2 million. Excluding such adjustments, the effective tax rate for 1996 would have been 31.5% (including Section 29 tax credits of $15.6 million) compared with 28.3% in 1995 (including Section 29 tax credits of $37.9 million).

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for 1997 was $968.8 million, down by $21.6 million from 1996. The decrease principally relates to unfavorable working capital changes due primarily to a reduction in accrued taxes payable, partially offset by favorable changes in deferred income taxes.

     The Company expects to increase its oil and gas volumes in 1998 while growing its reserves. Sales volume growth is anticipated primarily in the Gulf Onshore/Offshore, South Texas/Plains/Canada and Austin Chalk business units. The Company expects to remain one of the most active drillers in the United States in 1998 based on the number of active drilling rigs, and will continue to search for properties and reserves which will supplement its drill site inventory. In addition, volumes in the GPM business unit are anticipated to increase 15% as a result of the Company's acquisition of Highlands and recent expansions of Patrick Draw and Masters Creek plants.

     Prices for oil, gas and natural gas liquids for 1998 are expected to be lower than the average for the previous years. Increased production from OPEC countries, including sales by Iraq, along with the decline in several Asian countries' economies has altered the balance between supply and demand for oil, sending recent oil prices 20% lower than in previous years. The recent mild weather in the United States resulting from the El Nino effect has also resulted in a downward trend in gas prices. The Company expects to experience price fluctuations and manages some price risk with hedging activities. Lower prices could materially affect expected future net income, cash flows and capital spending.

     The Company owns a nonoperating 50% interest in Black Butte, a partnership which operates a surface coal mine complex in southwestern Wyoming ('Black Butte'). During 1997, Black Butte's sales to its largest customer under an amended coal supply contract accounted for $59.3 million, or 12%, of the Company's consolidated operating income. This contract was amended in 1997 to accelerate the shipments from the year 2001 into the years 1998, 1999 and 2000, at which time the financially beneficial terms of this contract will terminate. Although Black Butte continues to seek new buyers for its low-sulfur coal, its mining costs are considerably higher than the mining costs of its competition. The Company does not expect to be able to replace the operating income it currently receives under the contract with incremental coal sales after the year 2000.

     Capital spending increased by $651.4 million (74%) to $1,531.7 million in 1997, compared to $880.3 million for 1996. The Company's ability to maintain and improve its operating income and cash flow is dependent upon continued capital spending, among other things. The following table summarizes capital expenditures for 1997 and 1996.


                                                         YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                                     1997                        1996
                                                -------------               -------------
                                                          (MILLIONS OF DOLLARS)
Producing properties:
  Production............................           $  621.8                     $429.5
  Exploration...........................              399.3                      237.5
  Property acquisitions.................              130.6                       85.7
                                                 ----------                    -------
       Total producing properties.......            1,151.7                      752.7
                                                 ----------                    -------
  Gathering, processing and marketing...              364.2                      118.1
  Minerals and other....................               15.8                        9.5
                                                 ----------                    -------
       Total capital expenditures.......           $1,531.7                     $880.3
                                                 ----------                    -------
                                                 ----------                    -------

     Producing property capital spending was up by $399 million (53%) in 1997 as a result of higher lease acquisition costs of $95.8 million, primarily in the Austin Chalk and East Texas business units and increased exploratory and development drilling ($222.3 million). Drilling accounted for $682.9 million (45%) of capital expenditures in 1997, with $207.8 million in the Austin Chalk business unit. Property acquisitions totaling $130.6 million were completed in 1997 compared to $85.7 million in 1996. The Company expanded its GPM operations and increased its capital spending by $246.1 million in 1997. The increase in GPM capital spending was related to the completion of the Masters Creek plant in Louisiana, expansion of the East Texas plant and the acquisition of Highlands.

     The Company expects its capital spending in 1998 to be in the range of $1.5 to $1.8 billion, including projected spending associated with the Norcen acquisition. The Company plans to focus such spending primarily on exploration and development activities in the Austin Chalk, Gulf Onshore/Offshore, western Canada and Guatemala business units or areas. Such spending in the Gulf Onshore/Offshore business unit includes capital to drill two or three additional wells in the Gulf of Mexico in 1998 to further delineate the extent of the discovery in the Mississippi Canyon Block 755 deepwater prospect. In addition, the Company plans to acquire producing properties and expand its GPM operations.

     As a result of continued increase in the worldwide demand for soda ash, the Company, along with its partner Oriental Chemical Industries, Inc. ('OCI') plans to expand the OCI Wyoming LP's soda ash facility by 950,000 tons per year, from the plant's current nameplate capacity of 2.3 million tons per year, by 1999. The Company has made an additional investment and expects expansion costs to be primarily funded by a $100 million credit facility of OCI Wyoming LP guaranteed by OCI 51% and the Company 49%.

     As of December 31, 1997 and 1996, the total capitalization of the Company was as follows:

                                                                                      AS OF DECEMBER 31,
                                                                                    ----------------------
                                                                                      1997          1996
                                                                                    --------      --------
                                                                                    (MILLIONS OF DOLLARS)
Commercial paper, net..........................................................     $  663.1      $   99.6
7% Notes due 2006..............................................................        200.0         200.0
7.5% Debentures due 2026.......................................................        200.0         200.0
7.5% Debentures due 2096.......................................................        150.0         150.0
Tax exempt revenue bonds.......................................................         20.1          24.0
Discount on notes and debentures...............................................         (2.6)         (2.7)
                                                                                    --------      --------
       Total long-term debt....................................................      1,230.6         670.9
                                                                                    --------      --------
Shareholders' equity...........................................................      1,760.7       1,514.3
                                                                                    --------      --------
       Total capitalization....................................................     $2,991.3      $2,185.2
                                                                                    --------      --------
                                                                                    --------      --------
Debt to total capitalization...................................................         41.1%         30.7%
                                                                                    --------      --------
                                                                                    --------      --------

     None of the Company's Notes and Debentures are redeemable prior to maturity or subject to any sinking fund requirements. In addition, the Company has an effective Shelf Registration Statement on file with the Securities and Exchange Commission ('SEC'), which would permit the Company to offer up to $900 million in debt and equity securities.

     The Company has a $600 million revolving credit agreement that expires in August 2001 and a $300 million revolving credit agreement which expires in November 1998. Borrowings under these agreements, at the Company's election, bear interest either at a spread over London Interbank Offered Rate ('LIBOR') or at a spread over domestic certificate of deposit rates, in each case depending on the Company's senior debt rating. The Company is required to pay facility fees on the aggregate amount of the commitment ranging from 0.06% to 0.15% also depending on the Company's senior debt rating. As a result of the Norcen acquisition, the covenants for these agreements have been modified. Under these agreements debt can not exceed 75% of the total of the Company's debt and shareholders' equity (and 65% after 18 months) and requires the combined EBITDAX (the sum of operating income; depreciation, depletion and amortization; and exploration expenses) of the Company's Principal Subsidiaries (as defined in the agreements) to be at least 80% of the Company's consolidated EBITDAX. These agreements also impose certain restrictions on the Company regarding the creation of liens, incurrence of indebtedness, transactions with affiliates, sales of the stock of UPRC and certain mergers, consolidations and asset sales. As of December 31, 1997, there were no borrowings outstanding under these credit facilities although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow $900 million, less commercial paper outstanding, under these agreements as of December 31, 1997.

     Excluding commercial paper, the Company has no debt maturing in the next five years. Outstanding commercial paper has been classified as long-term debt reflecting the Company's intent to maintain these short-term borrowings on a long-term basis either through the issuance of commercial paper and term financings. In addition, the Company could borrow under the credit agreements.

     As a result of the Norcen acquisition, the Company will increase its debt by $3.6 billion, including $2.7 billion acquisition debt and approximately $900 million of existing commercial paper and debentures of Norcen. In addition to the covenants described above, the $2.7 billion acquisition facility entered into by the Company includes a mandatory prepayment provision and a series of 'prepayment events.' The mandatory prepayment provision requires that $1.35 billion be repaid prior to March, 1999. In addition, 75% of the net proceeds resulting from any prepayment events should be applied to reduce the indebtedness under the acquisition facility. Prepayment events include sales of assets in excess of $10 million and debt and equity issuances. This increased debt is expected to raise the Company's debt to total capitalization ratio from 41% at December 31, 1997 to approximately 72% as of March 1998. The Company plans to pursue an aggressive deleveraging program, which may include asset and financial divestitures and the issuance of equity securities.

     The Company paid cash dividends of $50 million in 1997, which represents a $0.05 per share quarterly cash dividend on its outstanding shares of Common Stock. On January 26, 1998, the Board of Directors declared a $0.05 per share quarterly cash dividend for shareholders of record on March 11, 1998, payable April 1, 1998. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploratory expenditures, future business prospects and other facts deemed relevant by the Board of Directors. Accordingly, there can be no assurance that dividends will be paid. The Company has no current plans to increase its dividend rate.

     The Company purchased $52.3 million of its Common Stock during 1997. In November 1997, the Board of Directors authorized the purchase of an additional $50 million of Common Stock during 1998.

     The Company believes that cash from operations, additional available financing and proceeds from asset and financial divestitures will enable it to fund its ongoing capital expenditures, dividends and working capital requirements for the foreseeable future.


ITEM 7A. RISK MANAGEMENT

     The Company has established policies and procedures for managing risk within its organization. These policies and procedures incorporate internal controls and are governed by a risk management committee. The level of risk assumed by the Company is based on its objectives and earnings, and its capacity to manage risk. Limits are established for each major category of risk, with exposures monitored and managed by Company management and reviewed by the risk management committee.

COMMODITY PRICE RISK--NON-TRADING ACTIVITIES

     The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with contractual commitments, price volatility, and other market variables. These instruments are generally put in place to limit risk of adverse price movements, however, these instruments usually limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded contracts or over-the-counter options.

     Recognition of realized gains/losses in the Consolidated Statement of Income and option premium payments/receipts are deferred until the underlying physical product is purchased or sold. Unrealized gains/losses on derivative financial instruments are not recorded. Margin deposits, deferred gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Consolidated Statement of Financial Position. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

     As a result of the various hedging transactions for natural gas, natural gas liquids and crude oil, the Company realized $28.1 million and $45.5 million of pre-tax losses in 1997 and 1996, respectively. Since these transactions were hedges on production, these losses were included in sales and other operating revenues and were reflected in the average sales price of the associated products.

     The following table summarizes the Company's open positions as of December 31, 1997.

                                                                  WEIGHTED               FAIR                  UNRECOGNIZED
              CONTRACT           CONTRACT                       AVG. PRICES             VALUE                  GAIN (LOSS)
PRODUCT        TYPE             TIME PERIOD          VOLUME        PER MCF       (MILLIONS OF DOLLARS)     (MILLIONS OF DOLLARS)
------    ---------------    ------------------    ----------    -----------     ---------------------     ---------------------
  Gas     Future/swaps       Feb-Mar 1998          449 MMcfd        $2.33                $ 3.7                     $ 3.7
  Gas     Future/swaps       Apr-Oct 1998          369 MMcfd        $2.08                 (4.3)                     (4.3)
  Gas     Future/swaps       Nov-Dec 1998          100 MMcfd        $2.17                 (1.5)                     (1.5)

  Gas     Calls sold         Feb-Mar 1998          405 MMcfd        $3.20                  0.1                       3.8
  Gas     Net calls sold     Apr-Oct 1998          96 MMcfd         $2.58                  1.1                       0.8
  Gas     Puts purchased     Feb-Mar 1998          450 MMcfd        $2.21                  5.5                       1.0
  Gas     Puts purchased     Apr-Oct 1998          166 MMcfd        $2.04                  5.0                      (0.2)
  Gas     Fixed price        Feb 1998-Jun 2008     62.6 Bcf         $2.98                 28.1                      28.1
                                                                                                                  ------
                                                                                                                   $31.4
                                                                                                                  ------
                                                                                                                  ------

     Additionally, the Company had previously sold near-term futures contacts and swaps for February through December 1998 with respect to notional natural gas volumes of 47 MMcfd, then subsequently offset these positions by purchasing corresponding volumes through futures contracts and swaps for the same delivery periods. The unrealized gain at December 31, 1997 relating to these transactions was $0.6 million. UP Fuels periodically enters into financial contracts in conjunction with transportation, storage, and customer service programs. The unrecognized mark-to-market loss associated with such contracts as of December 31, 1997 is $0.5 million.

     The Company had a total unrecognized mark-to-market present value gain of $31.5 million related to the financial and fixed price sales contracts described above. This gain consists of $28.1 million net gain on long-term fixed price sales contracts and $3.4 million net gain on financial derivative instruments. Unrecognized mark-to-market gains and losses were determined based on current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the commodity markets.

COMMODITY PRICE RISK-TRADING ACTIVITIES

     Periodically, the Company may enter into transactions involving a wide range of energy related derivative financial transactions that are not the result of hedging activities. These instruments are generally put into place based on the Company's analysis and expectations with respect to price movement or changes in other market variables. As of December 31, 1997 and 1996, there were no commodity price risk-trading activity contracts outstanding.

INTEREST RATE SWAPS

     The Company periodically enters into rate swaps and contracts to hedge certain interest rate transactions. As of December 31, 1997 and 1996, there were no interest rate contracts outstanding which materially affect the results of operations or financial condition of the Company.

FOREIGN CURRENCY CONTRACTS

     The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As of December 31, 1997 and 1996, there were no foreign currency contracts outstanding.

CREDIT RISK

     Credit risk is the risk of loss as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to the current replacement value, to arrive at a total expected credit exposure. The Company has established methodologies to establish limits, monitor and report creditworthiness and concentrations of credit to reduce such credit risk. At December 31, 1997, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts with such counterparty was less than $1 million.

PERFORMANCE RISK

     Performance risk results when a counterparty fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. The Company utilizes its credit risk methodology to manage performance risk.

                                 OTHER MATTERS

ENVIRONMENTAL COSTS

     The Company generates and disposes of hazardous and nonhazardous waste in its current and former operations, and is subject to increasingly stringent federal, state and local environmental regulations. The Company has identified seven sites currently subject to environmental response actions or on the Superfund National Priorities List or state superfund lists, at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. Certain federal legislation imposes joint and several liability for the remediation of various sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties in addition to costs relating to its own activities at each site. In addition, the Company is or may be liable for certain environmental remediation matters involving existing or former facilities.

     As of December 31, 1997, long and short-term liabilities totaling $75.7 million had been accrued for future costs of all sites where the Company's obligation is probable and where such costs reasonably can be estimated; however, the ultimate cost could be lower or as much as 10% higher. This accrual includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. The accrual also includes $37.8 million for the obligation to participate in the remediation of the Wilmington, California field properties. Cost estimates were based on information available for each site, financial viability of other Potentially Responsible Parties ('PRPs') and existing technology, laws and regulations. The Company believes that it has accrued adequately for its share of costs at sites subject to joint and several liability. The ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and the speculative nature of remediation costs.

     The Company also is involved in reducing emissions, spills and migration of hazardous materials. Remediation of identified sites and control and prevention of environmental exposures required spending of $14.7 million in 1997 and $11.4 million in 1996. In 1998, the Company anticipates spending a total of $20 million for remediation and control, including $9 million relating to the Wilmington, California properties. The majority of accrued environmental liability as of December 31,1997 is expected to be paid out over the next five years, funded by cash generated from operations. Based on current rules and regulations, management does not expect future environmental obligations to have a material impact on the results of operations or financial condition of the Company.

YEAR 2000 ISSUE

     The Company has adopted a Year 2000 Readiness Program and an implementation plan. The Company is in the process of conducting a comprehensive evaluation and assessment of the business risks and exposures related to the coming change in the century. These business risks and exposures relate to the problem present in certain software and embedded logic control devices to recognize the change in the century. If not corrected, such software and devices could fail or create erroneous results by or at the year 2000.

     Since 1993, the Company has replaced all major information systems with Year 2000 compliance as a criterion; therefore, the Company does not currently expect to incur any material amount of expense associated with its remediation of its major information systems. With respect to the risks and exposures related to the Company's customers, partners, suppliers, financial institutions and other constituencies and the resulting potential impact on the Company's business operations and financial condition, the Company has initiated formal communications with its customers, partners, suppliers, financial institutions and other constituencies to mitigate or prevent such risks and exposures. The extent of such risks and exposures will be assessed and evaluated.

     The evaluation and assessment of the extent of the risks and exposures related to the Company's information systems, including embedded logic devices, and the Company's customers, partners, suppliers, financial institutions, and other constituencies, should be substantially completed during 1998. The Company has retained a consultant to advise the Company in the evaluation and assessment phase of the implementation plan. The costs associated with the Year 2000 Readiness Program and its implementation are not currently expected to be material. Until the evaluation and assessment is completed, the Company can not have a reasonable basis to conclude that the risks and exposures related to the Year 2000 will not materially: affect future financial results, or cause reported financial information not to reflect fairly the future operating results, cash flows or financial condition of the Company.

                          FORWARD LOOKING INFORMATION

     Certain information included in this report contains, and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain, or will contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture. Such forward looking statements generally are accompanied by words such as 'estimate,' 'expect,' 'predict,' 'anticipate,' 'goal,' 'should,' 'assume,' 'believe' or other words that convey the uncertainty of future events or outcomes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

  Responsibilities for Financial Statements................................................................    33

  Independent Auditors' Report.............................................................................    34

  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...................    35

  Consolidated Statements of Financial Position as of December 31, 1997 and 1996...........................    36

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...............    37

  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996
     and 1995..............................................................................................    38

  Business Segment Information.............................................................................    39

  Notes to Consolidated Financial Statements...............................................................    40

  Supplementary Information (Unaudited)....................................................................    59

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

Jack L. Messman
Chairman and Chief Executive Officer

Morris B. Smith
Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Union Pacific Resources Group Inc.
Fort Worth, Texas

     We have audited the accompanying consolidated statements of financial position of Union Pacific Resources Group Inc. (the 'Company') as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
January 26, 1998

                       UNION PACIFIC RESOURCES GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997        1996        1995
                                                                                  --------    --------    --------
                                                                                    (MILLIONS, EXCEPT PER SHARE
                                                                                              AMOUNTS)
Operating revenues: (Note 5)
  Oil and gas operations:
     Producing properties......................................................   $1,281.2    $1,133.3    $  853.6
     Gathering, processing and marketing.......................................      443.3       503.8       339.9
     Other oil and gas revenues (Note 4).......................................       60.4        65.0       166.9
                                                                                  --------    --------    --------
       Total oil and gas operations............................................    1,784.9     1,702.1     1,360.4
  Minerals (Note 12)...........................................................      139.8       128.9       116.3
                                                                                  --------    --------    --------
       Total operating revenues................................................    1,924.7     1,831.0     1,476.7
                                                                                  --------    --------    --------
Operating expenses:
  Production...................................................................      292.6       259.5       210.5
  Exploration..................................................................      204.7       144.6        89.4
  Gathering, processing and marketing..........................................      285.2       290.0       189.0
  Minerals (Note 12)...........................................................        3.4         8.0         8.8
  Depreciation, depletion and amortization.....................................      568.1       533.9       458.6
  General and administrative...................................................       75.5        68.4        50.3
                                                                                  --------    --------    --------
       Total operating expenses................................................    1,429.5     1,304.4     1,006.6
                                                                                  --------    --------    --------
Operating income...............................................................      495.2       526.6       470.1
Other income (expense)--net (Notes 3 and 4)....................................       24.3        (3.4)        7.0
Interest expense--net (Notes 3 and 8)..........................................      (53.1)      (50.6)      (19.1)
                                                                                  --------    --------    --------
Income before income taxes.....................................................      466.4       472.6       458.0
Income taxes (Note 7)..........................................................     (133.4)     (151.8)     (107.3)
                                                                                  --------    --------    --------
Net income (Note 2)............................................................   $  333.0    $  320.8    $  350.7
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------


Earnings per share--basic (see Significant Accounting Policies--Earnings Per
  Share).......................................................................   $   1.33    $   1.29
Earnings per share--diluted....................................................   $   1.33    $   1.28
Weighted average shares outstanding--diluted...................................      250.9       250.1
Cash dividends per share.......................................................   $   0.20    $   0.20

       The accompanying accounting policies and notes to the consolidated financial statements are an integral part of these statements.

                       UNION PACIFIC RESOURCES GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        AS OF DECEMBER 31, 1997 AND 1996


                                                                                              1997         1996
                                                                                            ---------    ---------
                                                                                            (MILLIONS OF DOLLARS)
                                        ASSETS
Current assets:
  Cash and temporary investments.........................................................   $    70.6    $   118.9
  Accounts receivable (net of allowance for doubtful accounts of $3.9 million in 1997 and
     $4.5 million in 1996)...............................................................       385.4        351.6
  Inventories............................................................................        53.1         29.4
  Other current assets...................................................................        67.7         86.4
                                                                                            ---------    ---------
       Total current assets..............................................................       576.8        586.3
                                                                                            ---------    ---------
Properties: (Notes 6 and 18)
  Cost...................................................................................     7,414.4      6,190.0
  Accumulated depreciation, depletion and amortization...................................    (3,749.0)    (3,217.6)
                                                                                            ---------    ---------
       Total properties..................................................................     3,665.4      2,972.4
Intangible and other assets (Note 12)....................................................       230.0         90.2
                                                                                            ---------    ---------
       Total assets......................................................................   $ 4,472.2    $ 3,648.9
                                                                                            ---------    ---------
                                                                                            ---------    ---------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................   $   426.7    $   407.4
  Accrued taxes payable..................................................................        59.3        134.1
  Other current liabilities..............................................................        71.7         71.3
                                                                                            ---------    ---------
       Total current liabilities.........................................................       557.7        612.8


Long-term debt (Notes 8 and 18)..........................................................     1,230.6        670.9
Deferred income taxes (Note 7)...........................................................       552.9        434.7
Retiree benefits obligations (Note 10)...................................................       147.7        151.4
Other long-term liabilities (Notes 12, 13, 14 and 15)....................................       222.6        264.8
Shareholders' equity (see page 38).......................................................     1,760.7      1,514.3
                                                                                            ---------    ---------
       Total liabilities and shareholders' equity........................................   $ 4,472.2    $ 3,648.9
                                                                                            ---------    ---------
                                                                                            ---------    ---------

       The accompanying accounting policies and notes to the consolidated financial statements are an integral part of these statements.

                       UNION PACIFIC RESOURCES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997        1996        1995
                                                                                  ---------    -------    ---------
                                                                                        (MILLIONS OF DOLLARS)
Cash provided by operations:
  Net income...................................................................   $   333.0    $ 320.8    $   350.7
  Non-cash charges to income:
     Depreciation, depletion and amortization..................................       568.1      533.9        458.6
     Deferred income taxes (Note 7)............................................       119.7       37.0        (18.3)
     Other non-cash charges (credits)--net.....................................       (35.0)       8.0        (65.8)
  Exploratory expenditures.....................................................        76.9       51.6         36.0
  Changes in current assets and liabilities....................................       (93.9)      39.1         68.2
                                                                                  ---------    -------    ---------
       Cash provided by operations.............................................       968.8      990.4        829.4
                                                                                  ---------    -------    ---------

Investing activities:
  Capital and exploratory expenditures (Note 17)...............................    (1,352.3)    (880.3)      (686.4)
  Acquisition of Highlands Gas Corporation (Note 4)............................      (179.4)        --           --
  Proceeds from sales of assets (Note 4).......................................        44.6       30.2        111.1
  Other investing activities--net..............................................       (17.7)      (2.8)        (7.5)
                                                                                  ---------    -------    ---------
       Cash (used) by investing activities.....................................    (1,504.8)    (852.9)      (582.8)
                                                                                  ---------    -------    ---------

Financing activities:
  Dividends paid (Note 2)......................................................       (50.0)     (49.8)    (1,713.9)
  Debt financings (Note 8).....................................................       563.5      646.9         68.0
  Debt repaid..................................................................        (3.9)     (77.5)       (47.4)
  Repurchase of common stock...................................................       (52.3)      (3.5)          --
  Proceeds from initial public offering (Note 2)...............................          --         --        843.9
  Advances from (to) Union Pacific Corporation (Notes 2 and 3).................          --     (567.8)       627.1
  Other financings--net (Note 8)...............................................        30.4        5.5         (3.4)
                                                                                  ---------    -------    ---------
       Cash provided (used) by financing activities............................       487.7      (46.2)      (225.7)
                                                                                  ---------    -------    ---------
Net change in cash and temporary investments...................................       (48.3)      91.3         20.9
Balance at beginning of year...................................................       118.9       27.6          6.7
                                                                                  ---------    -------    ---------
Balance at end of year.........................................................   $    70.6    $ 118.9    $    27.6
                                                                                  ---------    -------    ---------
                                                                                  ---------    -------    ---------
Changes in current assets and liabilities:
  Accounts receivable..........................................................   $   (33.9)   $(111.5)   $     4.0
  Inventories..................................................................       (23.7)      38.1         (9.2)
  Other current assets.........................................................        18.8       (1.6)        79.7

  Accounts payable.............................................................        19.2       60.4         10.0
  Accrued taxes payable........................................................       (74.7)      46.7         22.4
  Short-term debt..............................................................          --         --        (43.2)
  Other current liabilities....................................................         0.4        7.0          4.5
                                                                                  ---------    -------    ---------
       Total...................................................................   $   (93.9)   $  39.1    $    68.2
                                                                                  ---------    -------    ---------
                                                                                  ---------    -------    ---------
Supplemental cash flow disclosure:
  Interest paid................................................................   $    56.3    $  43.4    $    20.0
  Income taxes paid............................................................       129.7       79.0         29.7

       The accompanying accounting policies and notes to the consolidated financial statements are an integral part of these statements.

                       UNION PACIFIC RESOURCES GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                      1997        1996        1995
                                                                                    --------    --------    ---------
                                                                                          (MILLIONS OF DOLLARS)
Common stock, $1.00 par value; authorized 5,000,000 shares:
  4,485,000 shares issued and outstanding at December 31, 1994
  Balance at beginning of year...................................................   $     --    $     --    $     4.5
  Asset restructuring (Note 2)...................................................         --          --         (4.5)
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................         --          --           --
                                                                                    --------    --------    ---------
Common stock, no par value; authorized 400,000,000 shares:
  251,888,575 shares issued and outstanding at December 31, 1997 and 250,058,019 shares issued at December 31, 1996 (Note 2)
  Balance at beginning and end of year...........................................         --          --           --
                                                                                    --------    --------    ---------
Paid-in surplus:
  Balance at beginning of year...................................................      872.9       860.2        421.2
  Asset restructuring (Note 2)...................................................         --          --       (421.2)
  Initial public offering (Note 2)...............................................         --          --        843.9
  Conversion, award, forfeiture and appreciation of retention shares (Note 11)...        5.1        15.9          9.9
  Issuance of ESOP shares (Note 11)..............................................      107.3          --           --
  Exercise of Stock Options......................................................        5.5         0.5           --
  Other..........................................................................        0.4        (3.7)         6.4
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................      991.2       872.9        860.2
                                                                                    --------    --------    ---------
Retained earnings:
  Balance at beginning of year...................................................      674.4       472.9      1,422.6
  Net income.....................................................................      333.0       320.8        350.7
                                                                                    --------    --------    ---------
    Total........................................................................    1,007.4       793.7      1,773.3
  Dividends declared on common stock (Note 2)....................................      (50.0)      (49.8)    (1,726.3)
  Pension asset adjustment (Note 10).............................................         --       (69.5)          --
  Asset restructuring (Note 2)...................................................         --          --        425.9
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................      957.4       674.4        472.9
                                                                                    --------    --------    ---------
Unearned compensation:
  Balance at beginning of year...................................................      (17.5)       (9.2)          --
  Conversion, award, appreciation and amortization of retention shares--net (Note
    11) .........................................................................        5.7        (8.3)        (9.2)
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................      (11.8)      (17.5)        (9.2)
                                                                                    --------    --------    ---------
Deferred foreign exchange adjustment:

  Balance at beginning of year...................................................      (12.0)      (11.5)       (13.4)
  Foreign currency translation adjustment........................................       (5.3)       (0.5)        (1.9)
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................      (17.3)      (12.0)       (11.5)
                                                                                    --------    --------    ---------
ESOP (Note 11):
  Balance at beginning of year...................................................         --          --           --
  Issuance of ESOP shares........................................................     (107.3)         --           --
  Release of ESOP shares.........................................................        5.3          --           --
                                                                                    --------    --------    ---------
  Balance at end of year.........................................................     (102.0)         --           --
Treasury stock:
  Balance at beginning of year...................................................       (3.5)         --           --
  Treasury stock, at cost........................................................      (52.3)       (3.5)          --
                                                                                    --------    --------    ---------
  Balance at end of year 2,379,625 shares at December 31, 1997
                         154,417 shares at December 31, 1996.....................      (55.8)       (3.5)          --
                                                                                    --------    --------    ---------
Minimum pension liability........................................................       (1.0)         --           --
                                                                                    --------    --------    ---------
    Total shareholders' equity...................................................   $1,760.7    $1,514.3    $ 1,312.4
                                                                                    --------    --------    ---------
                                                                                    --------    --------    ---------

       The accompanying accounting policies and notes to the consolidated financial statements are an integral part of these statements.

                       UNION PACIFIC RESOURCES GROUP INC.
                          BUSINESS SEGMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997        1996        1995
                                                                                  --------    --------    --------
                                                                                       (MILLIONS OF DOLLARS)
Revenues: 1,2
  Exploration and production...................................................   $1,334.7    $1,198.3    $1,010.7
  Gathering, processing and marketing..........................................      450.2       503.8       349.7
  Minerals.....................................................................      139.8       128.9       116.3
                                                                                  --------    --------    --------
     Total revenues............................................................   $1,924.7    $1,831.0    $1,476.7
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Depreciation, depletion and amortization:
  Exploration and production...................................................   $  493.0    $  465.5    $  403.1
  Gathering, processing and marketing..........................................       70.4        63.7        52.9
  Minerals.....................................................................        0.9         0.9         0.4
  Corporate....................................................................        3.8         3.8         2.2
                                                                                  --------    --------    --------
     Total depreciation, depletion and amortization............................   $  568.1    $  533.9    $  458.6
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Operating income: 3
  Exploration and production...................................................   $  344.4    $  328.7    $  307.7
  Gathering, processing and marketing..........................................       94.6       150.1       107.8
  Minerals.....................................................................      135.5       120.0       107.1
  Corporate....................................................................      (79.3)      (72.2)      (52.5)
                                                                                  --------    --------    --------
     Total operating income....................................................   $  495.2    $  526.6    $  470.1
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Fixed assets--net:
  Exploration and production...................................................   $2,695.7    $2,227.4    $2,049.9
  Gathering, processing and marketing..........................................      843.4       637.8       610.7
  Minerals.....................................................................       23.6        21.9        23.6
  Corporate....................................................................      102.7        85.3        80.1
                                                                                  --------    --------    --------
     Total fixed assets--net...................................................   $3,665.4    $2,972.4    $2,764.3
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Capital and exploratory expenditures:
  Exploration and production...................................................   $1,151.7    $  752.7    $  577.9
  Gathering, processing and marketing..........................................      364.2       118.1       106.5
  Minerals.....................................................................        1.4         0.8         0.2
  Corporate....................................................................       14.4         8.7         1.8
                                                                                  --------    --------    --------
     Total capital and exploratory expenditures................................   $1,531.7    $  880.3    $  686.4

                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

     The Company's reportable segments are strategic business units or an aggregation of business units with similar operations and management objectives. The reportable segments are managed separately because each segment requires different operational assets, technology and management strategies.

------------------------

1 The exploration and production segment sells a significant portion of its oil and gas volumes to the Company's wholly owned marketing subsidiary, Union Pacific Fuels, Inc. at market prices. See 'Significant Accounting Policies--Revenue Recognition.'

2 1997, 1996 and 1995 revenues include income from equity affiliates of $0.7 million, $0.8 million and $0.7 million, respectively, for the gathering, processing and marketing segment and $74.5 million, $74.5 million and $68.2 million, respectively for the minerals segment.

3 Segment operating income for the corporate segment consists primarily of general and administrative expense.

      This information should be read in conjunction with the accompanying accounting policies and notes to the consolidated financial statements.

                       UNION PACIFIC RESOURCES GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The Consolidated Financial Statements include the accounts of Union Pacific Resources Group Inc. and subsidiaries (collectively, the 'Company'), including its principal operating subsidiary Union Pacific Resources Company ('UPRC'). The Company accounts for investments in affiliated companies (20% to 50% owned) on the equity method of accounting and consolidates the proportionate share of such investments. All significant intercompany transactions are eliminated. The consolidated statements of income for previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no effect on previously reported operating income or net income.

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

     Costs of future site restoration, dismantlement and abandonment for onshore producing properties are accrued (based on internal engineering estimates) as part of depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate. Costs of future site restoration, dismantlement and abandonment for offshore wells and production platforms also are accrued based on internal engineering estimates using the unit of production method with a charge to depreciation, depletion and amortization expense. The balance of the offshore abandonment accrual at December 31, 1997 and 1996 was $7.7 million and $6.2 million, respectively, and is classified in other long-term liabilities.


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

     Costs of retired, sold or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless such nonrecognition would significantly affect the unit of production rate. Gains or losses from the disposition of other properties are recognized currently. Gains and losses from the sale of operating assets that constitute an entire profit center and significant nonoperating assets are recorded in other income. Gains and losses from all other dispositions of operating assets are recognized in other oil and gas revenues (see Note 16).

     Environmental Expenditures. Environmental expenditures related to treatment or cleanup are expensed when incurred, while environmental expenditures which extend the life of the property or prevent future contamination are capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated, based on current law and existing technologies. Environmental accruals are recorded at undiscounted amounts and exclude claims for recoveries from insurance or other third parties (see Note 13).

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Goodwill. Intangible and other assets includes goodwill of $68.6 million arising from business combinations prior to 1971. Such goodwill is not being amortized because it is considered to have continuing value over an indefinite period. Goodwill of $90.7 million, acquired subsequent to 1971, is being amortized on a straight-line basis over a 20 year period. Amortization of goodwill was $2 million for 1997. The value of goodwill is periodically evaluated based on the expected future undiscounted operating cash flows to determine whether any potential impairment exists (see Note 12).

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

     Marketing revenue included in gathering, processing and marketing revenues is recorded net of the cost of hydrocarbons purchased.

     Derivative Financial Instruments.  Unrealized gains/losses on derivative financial instruments are not recorded. Recognition of realized gains/losses and option premium payments/receipts are deferred and recorded in the Consolidated Statement of Income when the underlying physical product is purchased or sold. Margin deposits, realized gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Consolidated Statement of Financial Position. The cash flow impact of derivative and other financial instruments is reflected in cash provided by operations in the Consolidated Statement of Cash Flows.

     Income Taxes. Deferred income taxes are provided for items of income and expense that are included in income for financial reporting purposes in different reporting periods than for federal or state income tax purposes.

     Until its spinoff from Union Pacific Corporation ('UPC') in October 1996 (see Note 2), the Company was included in UPC's consolidated income tax return. The consolidated income tax liability of UPC through such date has been allocated among its affiliated companies on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits utilized in consolidation being allocated to the individual companies generating such losses and credits.

     Stock-Based Compensation. Compensation expense is recorded with respect to stock option grants and retention stock awards to employees using the intrinsic value method. This method calculates compensation expense on the measurement date (usually the date of grant) as the excess of the current market price of the underlying common stock of the Company ('Common Stock') over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award.

     Earnings Per Share. In 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 128, 'Earnings Per Share' ('EPS') which established new standards for computing and presenting EPS. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS amounts for 1997 and 1996 have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements (see Note 11).

     EPS for the year ended December 31, 1995 has been omitted from the Consolidated Statements of Income as the Company was a wholly owned subsidiary of UPC until its initial public offering in October 1995. Pro forma 1995 EPS (see Note 2) are based upon 249.7 million average common shares outstanding during the period from completion of the Offering (hereinafter defined) until December 31, 1995.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company's estimates. Significant estimates underlying these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows therefrom (see Supplementary Information beginning on page 59).

     Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income,' which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the Statement of Financial Position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

     In June 1997, the FASB issued SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 131 for the year ended December 31, 1997 (See Business Segment Information beginning on page 39).

1. NATURE OF OPERATIONS

     The Company is an independent energy company engaged primarily in the exploration for and development and production of natural gas, natural gas liquids and crude oil in several major basins in the United States and Canada. The Company owns and operates significant assets, in proximity to its principal producing properties, dedicated to 'gas value chain' activities, which consist of gathering, processing, transportation and marketing of natural gas and natural gas liquids. The Company markets a substantial portion of its own natural gas, natural gas liquids and crude oil production together with significant volumes of natural gas, natural gas liquids and crude oil produced by others. The Company has a diverse customer base for its hydrocarbon products. In addition, the Company engages in the hard minerals business through nonoperated joint venture and royalty interests in several coal and trona (natural soda ash) mines.

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

2. SPINOFF FROM UNION PACIFIC CORPORATION

     In October 1995, the Company sold 42.5 million shares of its Common Stock in an initial public offering (the 'Offering') at an offering price of $21 per share. Prior to consummation of the Offering, the Company was wholly owned by UPC. Following the Offering and until October 15, 1996, UPC owned approximately 83% of the Company's outstanding Common Stock. Concurrent with the Offering, UPC announced its intention to distribute its remaining ownership interest in the Company to its shareholders as a dividend by means of a tax-free distribution (the 'Distribution'). On October 15, 1996, the Distribution was consummated.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SPINOFF FROM UNION PACIFIC CORPORATION--(CONTINUED)

     Prior to the Offering (1) UPC caused the Company to own all the rights and assets historically employed by the natural resources business segment of UPC in connection with the operations presented in the Consolidated Financial Statements and (2) the Company declared dividends to UPC totaling $1,621 million consisting of (i) a cash dividend of $912 million payable promptly after the completion of the Offering, (ii) a $650 million note payable to UPC bearing interest at 8.5% per annum payable within 90 days of the Distribution and (iii) a $59 million receivable from UPC. The Company borrowed $68 million which was used, together with the $843.9 million net proceeds from the Offering, to pay the cash dividend of $912 million. Such transactions, referred to collectively as the 'Asset Restructuring,' are reflected in the Consolidated Financial Statements as of December 31, 1995 and thereafter.

     As a result of the Offering and related transactions, historical results of operations for 1995 are not directly comparable to results for the years ended December 31, 1996 and 1997. The following pro forma information reflects adjustments to the historical 1995 Consolidated Statement of Income necessary to give effect to the Asset Restructuring and the Offering as if such transactions had occurred at the beginning of 1995.

                                                                              YEAR ENDED DECEMBER 31, 1995
                                                                      --------------------------------------------
                                                                                        PRO FORMA
                                                                      HISTORICAL       ADJUSTMENTS       PRO FORMA
                                                                      ----------       -----------       ---------
                                                                         (MILLIONS OF DOLLARS, EXCEPT PER SHARE

                                                                      AMOUNTS)
Operating income...................................................     $470.1           $  (6.9) (a)     $ 463.2
Other income--net..................................................        7.0              (3.8) (b)         3.2
Interest expense...................................................      (19.1)            (44.6) (c)       (63.7)
                                                                      ----------       -----------       ---------
Income before income taxes.........................................      458.0             (55.3)           402.7
Income taxes.......................................................     (107.3)             20.8(d)         (86.5)
                                                                      ----------       -----------       ---------
Net income.........................................................     $350.7           $ (34.5)         $ 316.2
                                                                      ----------       -----------       ---------
                                                                      ----------       -----------       ---------
Earnings per share-diluted.........................................                                       $  1.27
                                                                                                         ---------
                                                                                                         ---------
Weighted average shares outstanding-diluted (e)....................                                         249.7
                                                                                                         ---------
                                                                                                         ---------

------------------
     (a) Adjustment to reflect management's estimate of additional administrative and third party costs that the Company is incurring as a result of becoming a stand-alone public company. These costs include
         (1) additional administrative personnel, (2) additional third party fees such as audit fees, actuarial fees, legal fees and stock transfer fees, (3) additional annual stock compensation costs related to employee retention shares (see Note 11) and (4) fees payable to UPC for certain financial guarantees provided to the Company.

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

     (e) See 'Significant Accounting Policies--Earnings Per Share.'

     In addition, reported 1996 results include approximately $2 million of pension expense representing one quarter of approximately $8 million additional annual pension expense associated with the October 1996 allocation of pension assets between the Company and UPC (see Note 10).

3. RELATED PARTY TRANSACTIONS

     At December 31, 1995, the Company had a $567.8 million net payable to UPC at 8.5%, reflecting the $650 million note payable incurred in connection with the Asset Restructuring (see Note 2), partially offset by $82.2 million in cash advances to UPC. Such intercompany debt was repaid in part during 1996 using cash from operations with the remainder repaid immediately following the Distribution using proceeds from the issuance of

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. RELATED PARTY TRANSACTIONS--(CONTINUED)

long-term debt and commercial paper (see Note 8). Intercompany interest income related to amounts receivable from UPC was $9.6 million in 1995, which is included in other income in the Company's Consolidated Statements of Income. Intercompany interest expense related to amounts payable to UPC after the Offering was $32.6 million in 1996 and $14.5 million in 1995 which is included in interest expense in the Company's Consolidated Statements of Income.

     Services historically performed by UPC on behalf of the Company included services in the areas of cash management, internal audit and tax and employee benefits administration. Prior to the Offering, the cost of such services, which is not significant, was not charged to the Company. As a result of the Asset Restructuring and the Offering, UPC and the Company entered into a number of agreements for the purpose of defining the ongoing relationship between them. Costs incurred by the Company in 1997, 1996 and 1995 related to such agreements were $2.9 million, $2.7 million and $0.9 million, respectively, principally reflecting the cost of administrative services and certain financial guarantees. In connection with the Distribution, most of these agreements with UPC have been terminated and the terms of any ongoing agreements between the Company and UPC have been amended as a result of arm's length negotiations. The financial impact of any ongoing agreements is not expected to be significant.

4. SIGNIFICANT ITEMS

     Columbia Gas Transmission Company. In November 1995, the Company received a cash payment from Columbia Gas Transmission Company ('Columbia') as a part of Columbia's emergence from Chapter 11 bankruptcy. An issue remains as to whether the payment received is royalty bearing, other than that portion of the payment applicable to gas actually produced and sold to Columbia, and the Company instituted a legal proceeding to obtain a declaration of its rights and obligations. As a result of the payment from Columbia, after taking into account possible tax and royalty claims, the Company recorded pre-tax income of $122.5 million in the fourth quarter of 1995 ($78.5 million after tax) which is included in other oil and gas revenues in the Company's 1995 Consolidated Statement of Income. During 1997 and 1996, the Company reached settlements or took default judgment with respect to a number of royalty owners named in the suit. In 1997 and 1996, the Company recognized $18 million and $31.3 million in other oil and gas revenues related to a reduction in its litigation and contingencies accrual pertaining to the Columbia payment (see Note 15).

     Highlands Gas Corporation.  In August 1997, the Company acquired 100% of the outstanding stock of Highlands Gas Corporation ('Highlands') for an adjusted purchase price of approximately $179.4 million, plus the assumption of certain liabilities. Highlands is in the business of gathering, purchasing, processing and transporting natural gas and natural gas liquids. The acquisition included three natural gas processing plants, five gathering systems with over 700 miles of gas and natural gas liquids gathering pipeline and 400 miles of transportation pipeline located in western Texas and eastern New Mexico. Results of operations for Highlands from August through December 1997 are included in the Consolidated Statement of Income.

5. FINANCIAL INSTRUMENTS

     Hedging. The Company has established policies and procedures for managing risk within its organization. It is balanced by internal controls and governed by a risk management committee. The level of risk assumed by the Company is based on its objectives and earnings, and its capacity to manage risk. Limits are established for each major category of risk, with exposures monitored and managed by Company management, and reviewed semi-annually by the risk management committee. Major categories of the Company's risk are defined as follows:

     Commodity Price Risk--Non-Trading Activities. The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with contractual commitments, price volatility, and other market variables. These instruments are generally put in place to limit

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. FINANCIAL INSTRUMENTS--(CONTINUED)

risk of adverse price movements, however, these same instruments usually limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded contracts or over-the-counter options.

     Recognition of realized gains/losses and option premium payments/receipts are also deferred in the Consolidated Statement of Income until the underlying physical product is sold. Unrealized gains/losses on derivative financial instruments are not recorded. Margin deposits, deferred gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Consolidated Statement of Financial Position. The cash flow impact of derivative and other financial instruments is reflected as cash flows provided from operations in the Consolidated Statement of Cash Flows.

     Commodity Price Risk--Trading Activities. Periodically, the Company may enter into transactions involving a wide range of energy related derivative financial transactions that are not the result of hedging activities. These instruments are generally put into place based on the Company's analysis and expectations with respect to price movement or changes in other market variables. As of December 31, 1997 and 1996, there were no commodity trading activity-based contracts outstanding.

     Interest Rate Swaps. The Company periodically enters into rate swaps and contracts to hedge certain interest rate transactions. As of December 31, 1997 and 1996, there were no material interest rate contracts outstanding which materially affect the results of operation or financial condition of the Company.

     Foreign Currency Contracts. The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As of December 31, 1997 and 1996, there were no foreign currency contracts outstanding.

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to the current replacement value to arrive at a total expected credit exposure. The Company has established methodologies to establish limits, monitor and report creditworthiness and concentrations of credit to reduce such credit risk. At December 31, 1997, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts with such counterparty was less than $1 million.

     Performance Risk. Performance risk results when a counterparty fails to fulfill its contractual obligations such as commodity pricing or volume commitments. Typically, such risk obligations are defined within the trading agreements. The Company utilizes its credit risk methodology to manage performance risk.

     As a result of its hedging program, the Company's oil and gas revenues can be higher or lower than revenues that would be reported if hedging did not occur. During 1997 and 1996, revenues were $86 million and $52 million lower, respectively, while during 1995, revenues were $27 million higher as a result of hedging activities.

     Fair Value of Financial Instruments. At December 31, 1997, the carrying value of the Company's long-term debt approximates its fair market value, estimated using current borrowing rates. The carrying value of all other financial instruments also approximates fair market value.

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

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. PROPERTIES

     Major property classifications were as follows:

                                                                                         AS OF DECEMBER 31,
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Producing properties.................................................................   $5,155.9    $4,311.3
Non-producing properties.............................................................      449.5       371.3
Gathering, processing and marketing..................................................    1,240.5     1,010.7
Construction in progress.............................................................      392.6       348.8
Other................................................................................      175.9       147.9
                                                                                        --------    --------
  Total..............................................................................   $7,414.4    $6,190.0
                                                                                        --------    --------
                                                                                        --------    --------

     Accumulated depreciation, depletion and amortization by major property classifications were as follows:

                                                                                         AS OF DECEMBER 31,
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Producing properties.................................................................   $3,090.9    $2,604.1
Non-producing properties.............................................................      123.6       142.7
Gathering, processing and marketing..................................................      443.5       396.0
Other................................................................................       91.0        74.8
                                                                                        --------    --------
  Total..............................................................................   $3,749.0    $3,217.6
                                                                                        --------    --------
                                                                                        --------    --------

     Based upon the Company's analysis of expected future net cash flows from its oil and gas properties, certain properties were deemed to be impaired following recent downward revisions in reserve estimates. Accordingly, in the fourth quarter of 1997 and 1996, the Company adjusted the net book value of such properties to their fair value, determined using a discounted cash flow approach, with charges to operations of $20.2 million and $34.4 million, respectively.

     Fixed asset additions included capitalized interest of $3.8 million in 1997, $0.2 million in 1996 and $1 million in 1995.

7. INCOME TAXES

     Components of income tax expense were as follows:

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                  --------------------------
                                                                                   1997      1996      1995
                                                                                  ------    ------    ------
                                                                                    (MILLIONS OF DOLLARS)
Current:
  Federal......................................................................   $  8.1    $105.8    $130.2
  State........................................................................      5.6       9.0      (4.6)
                                                                                  ------    ------    ------
     Total current.............................................................     13.7     114.8     125.6
                                                                                  ------    ------    ------
Deferred:
  Federal......................................................................    121.7      33.0     (20.8)
  State........................................................................     (2.0)      4.0       2.5
                                                                                  ------    ------    ------
     Total deferred............................................................    119.7      37.0     (18.3)
                                                                                  ------    ------    ------
          Total................................................................   $133.4    $151.8    $107.3
                                                                                  ------    ------    ------
                                                                                  ------    ------    ------

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. INCOME TAXES--(CONTINUED)

     Deferred tax liabilities (assets) include the following:

                                                                                           AS OF DECEMBER

                                                                                                 31,
                                                                                          -----------------
                                                                                           1997       1996
                                                                                          ------     ------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Excess tax over book items, including depreciation and exploration costs...............   $686.0     $561.0
State taxes--net.......................................................................       --       11.4
Long-term liabilities..................................................................       --      (40.7)
Alternative minimum tax................................................................    (73.2)     (56.6)
Pension and other retirement benefits..................................................    (57.4)     (60.0)
Other..................................................................................     (2.5)      19.6
                                                                                          ------     ------
          Net deferred tax liability...................................................   $552.9     $434.7
                                                                                          ------     ------
                                                                                          ------     ------

     A reconciliation between statutory and effective tax rates is as follows:

                                                                             FOR THE YEARS ENDED DECEMBER
                                                                                         31,
                                                                            ------------------------------
                                                                             1997        1996        1995
                                                                            ------      ------      ------
Statutory tax rate.......................................................     35.0%       35.0%       35.0%
State taxes--net.........................................................      1.3         1.8        (0.3)
Section 29 tax credits...................................................     (4.3)       (3.3)       (8.3)
Tax settlements..........................................................     (1.5)         --        (2.2)
Other....................................................................     (1.9)       (1.4)       (0.8)
                                                                            ------      ------      ------
          Effective tax rate.............................................     28.6%       32.1%       23.4%
                                                                            ------      ------      ------
                                                                            ------      ------      ------

     The Company generates Section 29 tax credits from the sale of certain fuels produced from nonconventional sources. Fuels qualifying for the credit must be produced from a well drilled or a facility placed in service after December 31, 1979 and before January 1, 1993, and sold before January 1, 2003. The Company generated $18.8 million, $15.6 million and $39.9 million of Section 29 tax credits in 1997, 1996 and 1995, respectively. The federal tax law provides for the use of these credits against regular federal income tax liability. Accordingly, the Company utilized $27.4 million of Section 29 tax credits on its 1996 tax return. Of the $27.4 million utilized on the 1996 tax return, $10.7 million was due to the utilization of prior year alternative minimum tax credit carry forwards. It is anticipated that all of the 1997 tax credits will increase the alternative minimum tax credit carry forwards and apply against future tax years' regular tax liability.


     During 1997, the Company recognized a $6 million favorable adjustment to state income taxes representing the settlement of a California state audit. The Company also had favorable tax adjustments of $3.3 million resulting from a tax allocation refund from UPC to settle 1996 federal income taxes and $2.7 million relating to prior year federal tax returns.

     All tax years prior to 1979 have been closed with the Internal Revenue Service ('IRS'). On behalf of the Company, UPC has reached a partial settlement with the Appeals Office of the IRS for 1980 through 1985; the remaining issues will be resolved as part of refund claims filed for those years. Additionally, UPC is negotiating with the Appeals Office concerning 1986 through 1989. The IRS is examining the Company's returns for 1990 through 1994 in connection with the IRS' examination of UPC's returns. The Company believes it has adequately provided for federal and state income taxes.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. DEBT

     The total debt of the Company is summarized below:

                                                                                          AS OF DECEMBER 31,
                                                                                          ------------------
                                                                                            1997       1996
                                                                                          --------    ------
                                                                                             (MILLIONS OF
                                                                                               DOLLARS)
Commercial paper, net of discount, average of 6% at
  December 31, 1997....................................................................   $  663.1    $ 99.6
Notes, 7%, due 2006....................................................................      200.0     200.0
Debentures, 7.5%, due 2026.............................................................      200.0     200.0
Debentures, 7.5%, due 2096.............................................................      150.0     150.0
Tax exempt revenue bonds, 4.25%, due 2012..............................................       20.1      24.0
Discount on notes and debentures.......................................................       (2.6)     (2.7)
                                                                                          --------    ------
     Total debt........................................................................    1,230.6     670.9
     Less current portion..............................................................         --        --
                                                                                          --------    ------
          Total long-term debt.........................................................   $1,230.6    $670.9
                                                                                          --------    ------
                                                                                          --------    ------

     Excluding commercial paper, the Company has no debt maturing in the next five years. Outstanding commercial paper has been classified as long-term debt reflecting the Company's intent to maintain these short-term borrowings on a long-term basis either through the issuance of commercial paper and through new term financings.

     The Company has a $600 million revolving credit agreement that expires in August 2001 and a $300 million revolving credit agreement which expires in November 1998. Borrowings under these agreements, at the Company's election, bear interest either at a spread over London Interbank Offered Rate ('LIBOR') or at a spread over domestic certificate of deposit rates, in each case depending on the Company's senior debt rating. The Company is required to pay facility fees on the aggregate amount of the commitment ranging from 0.06% to 0.15% also depending on the Company's senior debt rating. Under these agreements debt can not exceed 65% of the total of the Company's debt and shareholders' equity and requires the combined EBITDAX (the sum of operating income, depreciation, depletion and amortization, and exploration expenses) of the Company's Principal Subsidiaries (as defined in these agreements) to be at least 80% of the Company's consolidated EBITDAX. These agreements also impose certain restrictions on the Company regarding the creation of liens, incurrence of indebtedness, transactions with affiliates, sales of the stock of UPRC and certain mergers, consolidations and asset sales. As of December 31, 1997, there were no borrowings outstanding under these agreements, although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow $900 million, less commercial paper outstanding, under these agreements as of December 31, 1997. In addition, the Company could borrow funds under the credit agreements.

     None of the Company's Notes and Debentures are redeemable prior to maturity and none are subject to any sinking fund requirements. The Company has an effective shelf registration statement on file with the SEC which permits the Company to offer up to $900 million in debt and equity securities.

     In March 1998, the Company borrowed $2.7 billion to purchase the capital stock of Norcen Energy Resources Limited ('Norcen') and guaranteed the $900 million outstanding public debt held by Norcen (see Note 18 for additional information about the transactions).

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. LEASES

     The Company leases its headquarters office building, certain production platforms and other property. Future minimum lease payments for operating leases with initial lease terms which are not subject to being cancelled in excess of one year were as follows:

                                                                                             AS OF DECEMBER 31, 1997
                                                                                             -----------------------
                                                                                              (MILLIONS OF DOLLARS)

     1998.................................................................................           $  59.0
     1999.................................................................................              47.5
     2000.................................................................................              38.5
     2001.................................................................................              31.5
     2002.................................................................................              29.5
     Later years..........................................................................              16.4
                                                                                                     -------
          Total minimum payments..........................................................           $ 222.4
                                                                                                     -------
                                                                                                     -------

     Rent expense, net of sublease income, for operating leases with terms exceeding one month was $22.4 million in 1997, $27.2 million in 1996 and $31 million in 1995. Sublease income for the next five years is $28.5 million in 1998, $28.4 million in 1999, $28.1 million in 2000, $28.1 million in 2001, $28.1 million in 2002 and $14.7 million thereafter.

10. RETIREMENT PLANS

     The Company provides pension, health care and life insurance benefits to all eligible retirees.

     Pension Benefits. Pension plan benefits are based on years of service and compensation during the last years of an employee's employment. Contributions to the plans are calculated based on the projected unit credit actuarial funding method and are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The following pension credits and funded status are based on historical actuarial valuations.

     Pension cost includes the following components:

                                                                                            FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                          1997      1996      1995
                                                                                         ------    ------    ------
                                                                                           (MILLIONS OF DOLLARS)
     Service cost--benefits earned during the period..................................   $  5.5    $  4.4    $  5.3
     Interest on projected benefit obligation.........................................     13.4      13.3      14.4
     Return on assets:
       Actual (gain) loss.............................................................    (30.8)    (41.7)    (49.5)
       Deferred gain (loss)...........................................................     13.7      22.1      30.0
     Net amortization costs...........................................................     (5.7)     (3.7)     (2.4)
                                                                                         ------    ------    ------
     Net pension credit...............................................................   $ (3.9)   $ (5.6)   $ (2.2)
                                                                                         ------    ------    ------
                                                                                         ------    ------    ------


     The projected benefit obligation was determined using a discount rate of 7.25% in 1997 and 7.5% in 1996. The estimated rate of salary increase approximated 5.25% in 1997 and 5.5% in 1996. The expected long-term rate of return on plan assets was 9% in 1997 and 8% in 1996. The portion of the funded plan's assets held in fixed-income and short-term securities was approximately 34% and 29% as of December 31, 1997 and 1996, respectively, with the remainder primarily in equity securities.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. RETIREMENT PLANS--(CONTINUED)

     The funded status of the plans was as follows:

                                                                                     AS OF DECEMBER 31, 1997
                                                                               ------------------------------------
                                                                                                        UNFUNDED
                                                                                     FUNDED           SUPPLEMENTAL
                                                                                  PENSION PLAN        PENSION PLAN
                                                                               ------------------    --------------
                                                                                1997       1996      1997     1996
                                                                               -------    -------    -----    -----
                                                                                      (MILLIONS OF DOLLARS)
     Plan assets at fair value..............................................   $ 240.9    $ 221.3    $  --    $  --
     Actuarial present value of benefit obligations:
       Vested benefits......................................................     165.0      152.9      6.1      4.5
       Non-vested benefits..................................................       7.0        6.4      0.4      0.2
                                                                               -------    -------    -----    -----
     Accumulated benefit obligation.........................................     172.0      159.3      6.5      4.7
       Additional benefits based on estimated future salaries...............      22.8       17.4      1.3      2.5
                                                                               -------    -------    -----    -----
     Projected benefit obligation...........................................     194.8      176.7      7.8      7.2
                                                                               -------    -------    -----    -----
     Plan assets (over) under projected benefit obligation..................     (46.1)     (44.6)     7.8      7.2
     Unamortized net transition asset (obligation)..........................      18.4       21.0     (0.5)    (1.1)
     Unrecognized prior service cost........................................      (4.5)      (5.2)    (3.3)    (3.8)
     Unrecognized net gain (loss)...........................................     102.3      105.0     (2.3)    (2.2)
     Minimum liability......................................................        --         --      4.8      4.6
                                                                               -------    -------    -----    -----
          Pension liability.................................................   $  70.1    $  76.2    $ 6.5    $ 4.7
                                                                               -------    -------    -----    -----
                                                                               -------    -------    -----    -----

     The Company is in the process of conducting a voluntary compliance review of its pension plan. The results of the review are not expected to have a material impact on the funded status of the plans.

     Other Postretirement Benefits. Postretirement health and life insurance benefit costs included the following components:

                                                                                               FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                             1997     1996     1995
                                                                                             -----    -----    -----
                                                                                              (MILLIONS OF DOLLARS)
     Service cost--benefits earned during the period......................................   $ 0.8    $ 1.0    $ 1.2
     Interest costs on accumulated benefit obligation.....................................     3.3      3.4      4.3
     Net amortization costs...............................................................    (2.4)    (2.3)    (1.5)
                                                                                             -----    -----    -----
          Charge to operations............................................................   $ 1.7    $ 2.1    $ 4.0
                                                                                             -----    -----    -----
                                                                                             -----    -----    -----

     The liability for other postretirement benefit plans was as follows:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                   1997                     1996
                                                ----------               ----------
                                                       (MILLIONS OF DOLLARS)
     Accumulated postretirement benefit
      obligation ('APBO'):
       Retirees.........................           $30.8                    $35.5
       Fully eligible active
        employees.......................             2.3                      1.9
       Other active employees...........             9.8                      7.7
                                                  ------                   ------
          Total APBO....................            42.9                     45.1
     Unrecognized prior service gain....             3.4                      4.4
     Unrecognized net gain..............            27.0                     25.1
                                                  ------                   ------
          Postretirement benefits
           liability....................           $73.3                    $74.6
                                                  ------                   ------
                                                  ------                   ------

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. RETIREMENT PLANS--(CONTINUED)

     The APBO was determined using a discount rate of 7.25% in 1997 and 7.5% in 1996. The health care cost trend rate is assumed to gradually decrease from 8.5% for 1997 to 5% for 2005 and all future years. If the assumed health care cost trend rate increases by one percentage point in each subsequent year, the aggregate of the service and interest cost components of annual postretirement benefit expense would increase by $0.4 million and the APBO would rise by $3.6 million. The Company does not currently pre-fund health care and life insurance benefit costs. Cash payments for these benefits were $3 million in 1997 and $3.6 million in 1996.

11. SHAREHOLDERS' EQUITY

     Stock Option and Retention Stock Plans. Pursuant to the Company's stock option and retention stock plans, 8,785,684 and 9,215,933 shares of Common Stock were available as either options to purchase Common Stock or as awards of retention stock at December 31, 1997 and 1996, respectively, for grant to employees and directors. Options to purchase Common Stock under the plans are granted at 100% of fair market value at the date of grant, become exercisable no earlier than one year after grant and are exercisable for a period of up to eleven years from grant date. Option grants have been made to directors, officers and employees and vest over a period up to ten years from the grant date.

     Retention stock is awarded under the plan to eligible employees, subject to forfeiture if employment terminates during the prescribed restriction period, generally one to five years from date of grant. Multi-year retention stock awards also have been made, with vesting two to five years from date of grant.

     Multi-year grants of stock options and retention stock made in 1994 also required that designated Company stock prices be met to be exercisable. These performance conditions were achieved during 1995 for the stock options and during 1996 for the retention stock.

     Upon completion of the Offering and Distribution, UPC non-qualified stock options and certain UPC Incentive Stock Options ('ISOs'), as well as UPC retention shares held by officers and employees of the Company, were converted into non-qualified stock options, ISOs and retention stock of the Company, respectively. The converted options and retention stock retain the same exercise dates and vesting requirements as the UPC options and retention stock for which they were exchanged.

     The status of the Company's stock-based compensation programs is as follows:

                                                                                                         WEIGHTED
                                                                                         COMPANY         AVERAGE

                                                                                          SHARES      EXERCISE PRICE
                                                                                        ----------    --------------
     Stock options:
     Balance at December 31, 1994....................................................           --        $   --
       Conversion of UPC stock options...............................................    3,702,443         15.87
       Granted.......................................................................       88,695         25.88
       Exercised.....................................................................       (1,500)        15.18
                                                                                        ----------
     Balance at December 31, 1995....................................................    3,789,638         16.11
       Conversion of UPC stock options...............................................      681,206         19.49
       Granted.......................................................................    1,471,400         27.81
       Exercised.....................................................................     (437,472)        14.76
       Expired/surrendered...........................................................     (288,698)        16.02
                                                                                        ----------
     Balance at December 31, 1996....................................................    5,216,074         19.97
       Granted.......................................................................    1,111,750         25.63
       Exercised.....................................................................     (351,723)        16.05
       Expired/surrendered...........................................................      (91,615)        24.75
                                                                                        ----------
     Balance at December 31, 1997....................................................    5,884,486         21.20
                                                                                        ----------
                                                                                        ----------

     Exercisable December 31:
       1995..........................................................................    2,235,470        $16.26
       1996..........................................................................    3,035,905         16.81
       1997..........................................................................    3,853,035         18.72

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. SHAREHOLDERS' EQUITY--(CONTINUED)

                                                                                         REGULAR      PERFORMANCE
                                                                                        ----------    ------------
     Retention stock:................................................................
       1995
          Awarded....................................................................       33,585          14,143
          Conversion of UPC retention stock..........................................      389,880         310,653
                                                                                        ----------    ------------
          Unvested at December 31, 1995..............................................      423,465         324,796
       1996
          Awarded....................................................................      604,530              --
          Conversion of UPC retention stock..........................................        2,610          18,698(a)
          Achievement of performance conditions......................................      301,066        (301,066)

          Vested.....................................................................     (124,733)             --
          Forfeited, surrendered and other...........................................       (2,376)        (42,428) (a)
                                                                                        ----------    ------------
          Unvested at December 31, 1996..............................................    1,204,562              --
       1997
          Awarded....................................................................      209,114              --
          Vested.....................................................................     (376,295)             --
          Forfeited, surrendered and other...........................................      (34,693)             --
                                                                                        ----------    ------------
          Unvested at December 31, 1997..............................................    1,002,688              --
                                                                                        ----------    ------------
                                                                                        ----------    ------------

Weighted-average grant-date fair value of stock options granted and retention stock awarded:

                                                                                                            RETENTION
                                                                                              OPTIONS(B)    SHARES(C)
                                                                                              ----------    ---------
       1995................................................................................     $ 8.31       $ 25.88
       1996................................................................................       9.15         27.81
       1997................................................................................       8.74         25.63

------------------

    (a) Activity occurred prior to achievement of performance conditions.

    (b) Calculated in accordance with the Black-Scholes option pricing model, using the following weighted average assumptions:

                                                                                            1997       1996       1995
                                                                                           -------    -------    -------
        Expected volatility.............................................................       28%        26%        28%
        Expected dividend yield.........................................................      0.8%       0.7%       0.8%
        Expected option term............................................................   4 years    5 years    5 years
        Risk-free rate of return........................................................      5.7%       6.3%       5.5%

    (c) Represents market value on grant date.

     Options to purchase Common Stock outstanding were as follows:

                                            AS OF DECEMBER 31, 1997
                    -----------------------------------------------------------------------

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    -----------------------------------------      ------------------------
                                    WEIGHTED        WEIGHTED                      WEIGHTED
                                    AVERAGE         AVERAGE                        AVERAGE
   RANGE OF          NUMBER         YEARS TO        EXERCISE        NUMBER        EXERCISE
EXERCISE PRICES     OF SHARES      EXPIRATION        PRICE         OF SHARES        PRICE
---------------     ---------      ----------      ----------      ---------      ---------
 $ 9.49-$15.29      1,913,601         5.89           $14.75        1,913,601       $ 14.60
 $17.14-$20.94      1,242,963         5.59            19.01        1,242,963         19.06
 $23.78-$29.44      2,727,922         8.34            26.73          696,471         27.06
                    ---------                                      ---------
 $ 9.49-$29.44      5,884,486         6.96            21.20        3,853,035         18.72
                    ---------                                      ---------
                    ---------                                      ---------

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. SHAREHOLDERS' EQUITY--(CONTINUED)

     Since the Company applies the intrinsic value method in accounting for its stock option and retention stock plans, it generally records no compensation cost for its stock option plans. Compensation cost recognized relating to retention stock was $11.6 million, $7.4 million and $0.7 million in 1997, 1996 and 1995, respectively. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under the plan and for options that were converted at the Offering and Distribution, as described above, the Company's net income would have been reduced by $8 million in 1997, $3 million in 1996 and $3.4 million in 1995, essentially all of which relates to option conversion at the Offering. Basic and diluted EPS would have been reduced by $0.03 per share in 1997 and $0.01 per share both in 1996 and 1995.

     Earnings Per Share. The reconciliation between basic EPS and diluted EPS for the years ended December 31, 1997 and 1996 is as follows:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                                  AVERAGE         PER
                                                                               INCOME              SHARES         SHARE
                                                                        ---------------------    ----------       -----
                                                                        (MILLIONS OF DOLLARS)    (MILLIONS)
     1997
     Basic EPS
       Income available to common shareholders.......................          $ 333.0              250.1         $1.33

     Effect of Dilutive Options......................................               --                0.8            --
                                                                               -------           ----------       -----
     Diluted EPS
       Income available to common shareholders plus assumed
          conversion.................................................          $ 333.0              250.9         $1.33
                                                                               -------           ----------       -----
                                                                               -------           ----------       -----
     1996
     Basic EPS
       Income available to common shareholders.......................          $ 320.8              249.2         $1.29
     Effect of Dilutive Options......................................               --                0.9         (0.01)
                                                                               -------           ----------       -----
     Diluted EPS
       Income available to common shareholders plus assumed
          conversion.................................................          $ 320.8              250.1         $1.28
                                                                               -------           ----------       -----
                                                                               -------           ----------       -----

     Employee Stock Ownership Plan. Effective January 2, 1997, the Company instituted an employee stock ownership plan ('ESOP'). The ESOP purchased 3.7 million shares or $107.3 million of newly issued Common Stock (the 'ESOP Shares') from the Company, which will be used to fund the Company's matching obligation under its 401(k) Thrift Plan. All regular employees of the Company are eligible to participate in the ESOP.

     The ESOP Shares, which are held in trust, were purchased with the proceeds from a 30-year loan from the Company. Such shares initially have been pledged as collateral for the loan. As loan payments are made, shares will be released from collateral, based on the proportion of debt service paid. Scheduled principal and interest requirements are $8.6 million annually, and will be funded with dividends paid on the unallocated ESOP Shares and with cash contributions from the Company. Principal or interest prepayments may be made to ensure that the Company's minimum matching obligation is met.

     Shares held by the ESOP will be included in the computation of EPS as such ESOP Shares are released from collateral. Such releases of ESOP Shares will be allocated to participants' accounts and will be charged to compensation expense at the fair market value of the shares on the date of the employer match. Dividends on allocated ESOP Shares will be recorded as a reduction of retained earnings; dividends on unallocated ESOP Shares will be recorded as a reduction of the principal or accrued interest on the loan.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. SHAREHOLDERS' EQUITY--(CONTINUED)

     As of December 31, 1997, allocated and unallocated shares in the ESOP are 197,395 and 3,502,605, respectively. The fair value of unallocated ESOP shares is $85.8 million at December 31, 1997. During 1997, compensation cost related to the allocation of ESOP shares to participants' accounts was $5.3 million.

     Preferred Stock and Shareholder Rights. The Company has 100 million shares of no-par-value preferred stock authorized, none of which are outstanding. On October 28, 1996, the Company's Board of Directors designated 3,000,000 of the authorized preferred shares as non-redeemable Series A Junior Participating Preferred Shares (the 'Series A Preferred Stock'). Upon issuance, each one-hundredth of a share of the Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of the Company's common stock. In addition, on October 28, 1996, the Board of Directors adopted a shareholder rights plan with a 'flip-in' threshold of 15% to ensure that all shareholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against the use of coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. Under the related Rights Agreement, the Company declared a dividend of one right ('Right') for each outstanding share of common stock to shareholders of record on November 7, 1996. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at $135 subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten days following a public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 15% or more of the Company's outstanding common stock (the 'Stock Acquisition Date') or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of the Company's outstanding Common Stock.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being redeemed. In the event that at any time following the Stock Acquisition Date certain events occur as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will thereafter have the right to receive, upon exercise, Common Stock or common stock of the acquiring company, as the case may be, having a value equal to two times the exercise price of the Right.

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

     In 1997, the Company announced a program to repurchase up to $50 million of its Common Stock in 1997 and another $50 million of Common Stock in 1998. During 1997, 2,013,400 shares of Common Stock were repurchased at a cost of $49.9 million.

12. INTANGIBLE AND OTHER ASSETS

     Goodwill. Goodwill consists of $68.6 million arising from business combinations prior to 1971. Such goodwill is not being amortized because it is considered to have continuing value over an indefinite period. During 1997, goodwill of $90.7 million was recorded as a result of the purchase of Highlands and is being amortized on a straight-line basis over a 20 year period. Amortization of goodwill was $2 million for 1997.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. INTANGIBLE AND OTHER ASSETS--(CONTINUED)

     Investment in Unconsolidated Affiliate. The Company has a 50% ownership interest in Black Butte Coal Company and R-K Leasing Company ('Black Butte'), a partnership which operates a surface coal mine complex in southwestern Wyoming. Summarized financial information for Black Butte is as follows:

                                                                                         AS OF AND FOR THE
                                                                                            YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                         ------------------
                                                                                          1997        1996
                                                                                         ------      ------
                                                                                            (MILLIONS OF
                                                                                              DOLLARS)
Current assets........................................................................   $ 27.5      $ 39.8
Non-current assets....................................................................     37.9        46.4
Current liabilities...................................................................     17.1        20.2
Non-current liabilities and equity (see Note 13)......................................     48.3        66.0

Sales.................................................................................    159.7       192.4
Operating income......................................................................    112.4       137.0
Partners' income......................................................................    113.6       137.0

     During 1997, Black Butte's sales to its largest customer under an amended coal supply contract accounted for $59.3 million, or 12%, of the Company's consolidated operating income. This coal supply contract was amended during 1997 to accelerate shipments in the years 1998, 1999 and 2000, at which time the financially beneficial terms of the contract will terminate. Although Black Butte continues to seek new buyers for its low-sulfur coal, its mining costs are considerably higher than the mining costs for competing supply. The Company does not expect to be able to replace the operating income it currently receives under the contract with incremental coal sales.

     In addition, Black Butte provides an accrual for reclamation of mined properties, based on the estimated cost of restoration of such properties in compliance with laws governing strip mining. Accrued reclamation costs for Black Butte as of December 31, 1997 and 1996 were $50.4 million and $54.3 million, of which the Company's share is $25.2 million and $27.2 million, respectively. The majority of cash expenditures for reclamation are expected to be incurred from five to ten years in the future.

     A supplier of coal to Black Butte has been assessed by the Minerals Management Service of the United States Department of the Interior and the State of Montana Department of Revenue for underpayment of royalties and production taxes related to coal previously sold to Black Butte. The supplier is contesting these claims; however, should the claims be successful, the supplier may make a claim for reimbursement from Black Butte. Although the management of Black Butte will vigorously contest these claims, the liability associated with the underpaid royalty and production taxes, if any, could range from zero to $36 million, of which the Company would recognize its proportionate share, which could range from zero to $18 million.

13. ENVIRONMENTAL EXPOSURE

     The Company generates and disposes of hazardous and nonhazardous waste in its current and former operations and is subject to increasingly stringent federal, state and local environmental regulations. The Company has identified seven sites currently subject to environmental response actions or on the Superfund National Priorities List or state superfund lists, at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. Certain federal legislation imposes joint and several liability for the remediation of various sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties in addition to costs relating to its own activities at each site. In addition, the Company is or may be liable for certain environmental remediation matters involving existing or former facilities.

     In March 1994, the Company sold its interest in the Wilmington, California, field and the Harbor Cogeneration Plant to the Port of Long Beach, California. As part of the Wilmington sales agreement, the

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. ENVIRONMENTAL EXPOSURE--(CONTINUED)

Company agreed to participate with the Port of Long Beach in funding environmental remediation and site preparation, as specified by the Port of Long Beach, up to a maximum of $105.5 million. As a result, a provision of $50.5 million for future environmental costs and $55 million for future site preparation costs was established ($91.5 million in total remaining at December 31, 1997) and is categorized as other current liabilites and long-term liabilities (see Note 15). The majority of cash outlays for these liabilities is expected to occur over the next five years.

     As of December 31, 1997 and 1996, long and short-term liabilities totaling $75.7 million and $94.3 million, respectively had been accrued for future costs of all sites where the Company's obligation is probable and where such costs reasonably can be estimated; however, the ultimate cost could be lower or as much as 10% higher. This accrual includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. The accrual also includes $37.8 million for the obligation to participate in the remediation of the Wilmington, California field properties. Cost estimates were based on information available for each site, financial viability of other Potentially Responsible Parties ('PRPs') and existing technology, laws and regulations. The Company believes that it has accrued adequately for its share of costs at sites subject to joint and several liability. The ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and the speculative nature of remediation costs.

     The Company also is involved in reducing emissions, spills and migration of hazardous materials. Remediation of identified sites and control of environmental exposures required spending of $14.7 million in 1997 and $11.4 million in 1996. In 1998, the Company anticipates spending a total of $20 million for remediation, control and prevention, including $9 million relating to the Wilmington properties. The majority of the December 31, 1997 accrued environmental liability is expected to be paid out over the next five years, funded by cash generated from operations. Based on current rules and regulations, management does not expect future environmental obligations to have a material impact on the results of operations or financial condition of the Company.

14. COMMITMENTS AND CONTINGENCIES

     UP Fuels is a party to a long-term firm transportation agreement with Kern River Gas Transmission Company ('Kern River') that expires in 2007. Under the transportation agreement, UP Fuels has the right to transport 75 MMcfd of gas on the Kern River Pipeline system which extends from Opal, Wyoming, to an interconnection with the Southern California Gas Company pipeline system in southern California. Ten years remain on the primary term of the agreement, and the current transportation rate is $0.69 Mcf. This rate will be in effect through at least mid-1998. Thereafter, this rate can change, based on Kern River's cost of service and upon rate regulation policies of the Federal Energy Regulatory Commission ('FERC'). Under a 1993 ruling of the FERC, UP Fuels is obligated to pay all of the fixed costs included in the transportation rate, whether or not UP Fuels actually uses Kern River's pipeline to transport gas. Those fixed costs presently amount to $0.6878 per Mcf. The undiscounted amount of the ten-year fixed cost commitment, assuming no future changes in the rate, is $177 million. The 1993 FERC ruling was issued notwithstanding a provision in the transportation agreement between Kern River and UP Fuels in which the parties agreed that a portion of the fixed costs would be paid by UP Fuels only if and to the extent that UP Fuels uses the pipeline. In light of recent changes in the regulatory policies of FERC, UP Fuels is seeking reinstatement of the contractually agreed rate structure, but there is no assurance that such efforts will be successful. UP Fuels is a party to an additional agreement under which it may acquire in 2001, at its option, an additional 25 MMcfd of transportation rights on the Kern River Pipeline system beginning in 2002.

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     UP Fuels is a party to a long-term firm transportation agreement with Texas Gas Transmission Corporation that expires in 2008. Under the transportation agreement UP Fuels has the rights to transport 90 MMbtu per day of gas from the Company's East Texas plant. UP Fuels is obligated to pay a fixed transportation rate of $0.331 per MMbtu regardless of the volumes transported under the agreement. The undiscounted amount of this commitment is $116 million.

     The Company has entered into a letter of intent to enter into a $150 million five year agreement with Noble Drilling (U.S.) Inc. beginning in July 1999, for the services of a semisubmersible drilling rig designed for operations in water depths up to 5,000 feet. Under this agreement, the Company will share 50% of the total rig commitment with another major oil and gas company.

     In the last ten years, the Company has disposed of significant pipeline, refining and producing property assets, including the sale of its 37.5% interest in a Corpus Christi, Texas petrochemical complex (July 1987), the Calnev pipeline (October 1988), the Wilmington, California refinery (December 1988), the Corpus Christi refinery (half sold in March 1987 and the balance in January
1989), and Wilmington field (March 1994). In connection therewith, the Company has given certain representations and warranties relating to the assets sold (covering, among other matters, the condition and capabilities of assets and compliance with environmental and other laws) and certain indemnities with respect to liabilities associated with such assets. With respect to the Calnev pipeline and the Corpus Christi and Wilmington refinery sales, the Company has been advised of possible claims which may be asserted by the relevant purchasers for alleged breaches of representations and warranties. Certain claims related to compliance with environmental laws remain pending. In addition, as some of the representations, warranties, and indemnities related to some of the disposed assets have not expired, further claims may be made against the Company. While no assurance can be given as to the actual outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations, cash flows or financial condition.

     There are lawsuits pending against the Company and certain of its subsidiaries which are described in Part I, Item 3--'Legal Proceedings' in this Annual Report on Form 10-K. The Company intends to defend vigorously against these lawsuits as well as any similar lawsuits. In the opinion of management of the Company, the outcome of these matters should not have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company.

     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above, including contract claims, personal injury claims and environmental claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect those matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company.

15. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include the following:

                                                                                          AS OF DECEMBER 31,
                                                                                          ------------------
                                                                                           1997        1996
                                                                                          ------      ------
                                                                                             (MILLIONS OF
                                                                                               DOLLARS)
Environmental (Notes 4 and 13).........................................................   $ 58.5      $ 74.5
Wilmington field site preparation (Note 14)............................................     53.7        53.7
Litigation and contingencies (Notes 4 and 14)..........................................     28.5        73.8
Offshore platform lease accrual........................................................      3.6        14.3
Other..................................................................................     78.3        48.5
                                                                                          ------      ------
  Total other long-term liabilities....................................................   $222.6      $264.8
                                                                                          ------      ------
                                                                                          ------      ------

                       UNION PACIFIC RESOURCES GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16. OTHER INCOME--NET

     Other income (expense)--net consists of the following:

                                                                                       FOR THE YEARS ENDED
                                                                                    --------------------------
                                                                                     1997      1996      1995
                                                                                    ------    ------    ------
                                                                                      (MILLIONS OF DOLLARS)
Excess reserve reductions........................................................   $ 23.0    $  1.8    $  3.2
Insurance settlement proceeds....................................................     10.0        --        --
Gain on sales of assets..........................................................      7.2       4.5       2.2
Pennzoil acquisition costs.......................................................    (17.8)       --        --
Spinoff charges..................................................................       --      (5.6)       --
Intercompany interest (Note 2)...................................................       --        --       9.6
Other--net.......................................................................      1.9      (4.1)     (8.0)

                                                                                    ------    ------    ------
  Total other income--net........................................................   $ 24.3    $ (3.4)   $  7.0
                                                                                    ------    ------    ------
                                                                                    ------    ------    ------

17. CAPITAL AND EXPLORATORY EXPENDITURES

     Capital and exploratory expenditures include the following:

                                                                                     FOR THE YEARS ENDED
                                                                                 ----------------------------
                                                                                   1997       1996      1995
                                                                                 --------    ------    ------
                                                                                    (MILLIONS OF DOLLARS)
Capital expenditures:
  Producing properties........................................................   $  752.4    $515.2    $482.7
  Non-producing properties....................................................      200.7     149.8      35.0
  Exploratory drilling........................................................      121.7      36.1      24.2
  Gathering, processing and marketing.........................................      364.2     118.1     106.5
  Other.......................................................................       15.8       9.5       2.0
                                                                                 --------    ------    ------
     Total capital expenditures...............................................    1,454.8     828.7     650.4
Exploratory expenditures:
  Expensed geological and geophysical costs...................................       35.2      19.0      22.4
  Expensed dry hole costs.....................................................       41.7      32.6      13.6
                                                                                 --------    ------    ------
     Total exploratory expenditures...........................................       76.9      51.6      36.0
                                                                                 --------    ------    ------
       Total capital and exploratory expenditures.............................   $1,531.7    $880.3    $686.4
                                                                                 --------    ------    ------
                                                                                 --------    ------    ------

18. SUBSEQUENT EVENTS (UNAUDITED)

     Norcen Acquisition. In March 1998, the Company purchased the capital stock of Norcen for approximately $2.6 billion. As a result of the Norcen acquisition, the Company will increase its debt by $3.6 billion, including $2.7 billion acquisition debt and approximately $900 million of existing commercial paper and debentures of Norcen. The $2.7 billion acquisition debt entered into by the Company includes a mandatory prepayment program and a series of 'prepayment events'. The mandatory prepayment provision requires that $1.35 billion be repaid prior to March, 1999. In addition, 75% of the net proceeds applicable to any prepayment events should be applied to reduce the indebtedness under the acquisition facility. Prepayment events include sales of assets in excess of $10 million and debt and equity issuances. This increased debt is expected to raise the Company's debt to total capitalization ratio from 41% at December 31, 1997 to approximately 72% as of March 1998. The Company plans to pursue an aggressive deleveraging program, which may include asset and financial divestitures and the issuance of equity securities.

                       UNION PACIFIC RESOURCES GROUP INC.
                           SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)

A. PROVED RESERVES

     The following table reflects estimated quantities of proved oil and gas reserves which have been prepared by the Company's petroleum engineers. The Company considers such estimates to be reasonable; however, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. Reserve engineering is a subjective process which is dependent on the quality of available data and on engineering and geological interpretation and judgment. Such reserve estimates are subject to change over time as additional information becomes available. Ryder Scott Company Petroleum Engineers reviewed the reserves as of December 31, 1997 and indicated in their letter dated February 27, 1998, that the estimated quantities of proved oil and gas reserves were reasonable in the aggregate (see
Exhibit 99).

                                                                    AS OF DECEMBER 31,
                                                             -----------------------------------
                                                       1997                  1996                  1995
                                                     --------              --------              --------
Natural gas (Bcf): 1
  Beginning of year.....................              2,378.4               2,173.5               2,126.0
  Revisions of previous estimates.......                  9.3                  45.7                (122.3)
  Extensions, discoveries and other
     additions..........................                588.3                 481.3                 518.0
  Purchases of reserves-in-place........                 54.8                  52.0                  26.7
  Sales of reserves-in-place............                 (3.5)                 (5.5)                (32.0)
  Production............................               (407.0)               (368.6)               (342.9)
                                                     --------              --------              --------
     Total proved, end of year..........              2,620.3               2,378.4               2,173.5
                                                     --------              --------              --------
                                                     --------              --------              --------
       Proved developed reserves........              2,217.0               2,125.4               1,957.1
                                                     --------              --------              --------
                                                     --------              --------              --------
Natural gas liquids (MMBbl): 1
  Beginning of year.....................                107.5                 100.1                  83.8
  Revisions of previous estimates.......                  1.9                  12.0                   9.9
  Extensions, discoveries and other
     additions..........................                 21.6                   9.1                  18.2
  Purchases of reserves-in-place........                  0.9                   0.2                   0.2
  Sales of reserves-in-place............                   --                  (0.4)                 (1.0)
  Production............................                (14.0)                (13.5)                (11.0)

                                                     --------              --------              --------
     Total proved, end of year..........                117.9                 107.5                 100.1
                                                     --------              --------              --------
                                                     --------              --------              --------
       Proved developed reserves........                103.3                  97.7                  89.8
                                                     --------              --------              --------
                                                     --------              --------              --------
Crude oil, including condensate (MMBbl):
  Beginning of year.....................                 80.6                  83.8                  70.9
  Revisions of previous estimates.......                  5.1                  (0.6)                 14.1
  Extensions, discoveries and other
     additions..........................                 56.7                  14.3                  19.1
  Purchases of reserves-in-place........                  5.8                   3.6                   1.9
  Sales of reserves-in-place............                 (0.1)                 (2.0)                 (2.9)
  Production............................                (19.3)                (18.5)                (19.3)
                                                     --------              --------              --------
     Total proved, end of year..........                128.8                  80.6                  83.8
                                                     --------              --------              --------
                                                     --------              --------              --------
       Proved developed reserves........                 93.9                  74.1                  78.2
                                                     --------              --------              --------
                                                     --------              --------              --------
Proved reserves equivalent, end of year
  (Bcfe): 2
  Natural gas...........................              2,620.3               2,378.4               2,173.5
  Natural gas liquids...................                707.4                 645.0                 600.6
  Crude oil, including condensate.......                772.8                 483.6                 502.8
                                                     --------              --------              --------
     Total proved.......................              4,100.5               3,507.0               3,276.9
                                                     --------              --------              --------
                                                     --------              --------              --------
       Proved developed reserves........              3,400.2               3,155.8               2,965.1
                                                     --------              --------              --------
                                                     --------              --------              --------

     -----------------------------

     1 Includes the plant share of equity gas processed (natural gas and natural gas liquids, as appropriate, earned by gas processing facilities through the processing of the Company's equity production).
     2 Calculated using the ratio of one Bbl to six Mcf.

B. DRILLING ACTIVITY 1

     Drilling activity is summarized as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,

                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
     Gross wells........................         817         655         725
     Gross productive wells.............         720         591         685
     Net wells:
       Exploration......................          41          27          14
       Development......................         525         439         513
                                          ----------  ----------  ----------
          Total net wells...............         566         466         527
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
     Net productive wells:
       Exploration......................          19           9           3
       Development......................         479         413         506
                                          ----------  ----------  ----------
          Total net productive wells....         498         422         509
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

     -----------------------------

     1 In addition, at December 31, 1997, 138 gross wells (101 net wells) were in the process of being drilled.

C. AVERAGE SALES PRICE AND COST

     The average sales prices and costs are set forth below:

                                            AS OF YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
     Producing properties:
       Natural gas sales price (per
          Mcf)..........................  $     2.00  $     1.86  $     1.42
       Natural gas liquids sales price
          (per Bbl).....................       11.20       11.39        8.14
       Crude oil sales price (per
          Bbl)..........................       18.36       18.84       16.08
       Production cost (per Mcfe).......        0.50        0.49        0.42
     Gas plants:
       Natural gas sales price (per
          Mcf)..........................        2.40        2.01        1.51
       Natural gas liquids sales price
          (per Bbl).....................       11.91       13.16        9.38

D. AVERAGE DAILY PRODUCTION AND SALES VOLUME


     The average daily production and sales volumes of the Company are set forth below:

                                            AS OF YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
     Producing properties:
       Natural gas (MMcfd)..............     1,102.3       980.3       915.6
       Natural gas liquids (MBbld)......        29.9        28.5        23.1
       Crude oil (MBbld)................        52.9        50.6        52.8
       Total producing properties
          (MMcfed)......................     1,598.8     1,454.9     1,371.0
     Plant share of equity gas
  processed:
       Natural gas (MMcfd)..............        12.9        26.7        23.9
       Natural gas liquids (MBbld)......         8.5         8.4         7.1
       Total plant share of equity gas
          (MMcfed)......................        63.9        77.1        66.5
          Total production reflected in
            estimates of proved
            reserves (MMcfed)...........     1,662.7     1,532.0     1,437.5
     Plant share of third party gas
  processed (MBbld).....................        33.2        31.4        27.1
          Total sales (MMcfed)..........     1,879.3     1,720.2     1,600.1
     Plant share of natural gas liquids
  sales (MBbld):
       Equity gas processed.............         8.5         8.4         7.1
       Third party gas processed........        33.2        31.4        27.1
                                          ----------  ----------  ----------
          Total.........................        41.7        39.8        34.2
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

E. ACREAGE AND WELLS

     Oil and gas leasehold acreage is as follows: 1

                                                        AS OF DECEMBER 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
                                                       (THOUSANDS OF ACRES)

     Gross developed................................      2,317       2,018
     Net developed..................................      1,569       1,179
     Gross undeveloped..............................      4,076       4,272
     Net undeveloped................................      2,909       2,935

     Productive oil and gas wells are as follows:

                                                        AS OF DECEMBER 31,
                                                      ----------------------
                                                         OIL         GAS
                                                      ----------  ----------
                                                             (WELLS)
     Gross 2........................................      2,763       6,043
     Net............................................      1,636       3,574

     -----------------------------

     1 In addition, the Company has fee mineral ownership of approximately 9.6 million gross acres (8.5 million net acres), including 7.9 million gross acres (7.7 million net acres) acquired through 19th century Congressional Land Grant Acts. Substantial portions of this acreage are undeveloped and are considered prospective for oil and gas.
     2 Approximately 611 wells are multiple completions, 576 of which are gas wells.

F. CAPITALIZED EXPLORATION AND PRODUCTION COSTS

     Capitalized exploration and production costs are as follows: 1

                                                              AS OF DECEMBER 31,
                                                      ----------------------------------
                                                         1997                   1996
                                                      ----------            ------------
                                                            (MILLIONS OF DOLLARS)
     Proved properties..............................  $   993.0               $   889.5
     Unproved properties............................      449.5                   280.9
     Wells and related equipment....................    4,285.5                 3,512.2
     Uncompleted wells and equipment................      182.3                   291.6
                                                      ----------             ----------
          Gross capitalized costs...................    5,910.3                 4,974.2
     Accumulated depreciation, depletion and
  amortization......................................   (3,214.6 )              (2,746.8)
                                                      ----------             ----------
          Net capitalized costs.....................  $ 2,695.7               $ 2,227.4
                                                      ----------             ----------

                                                      ----------             ----------

     -----------------------------

     1 Excludes gathering, processing and marketing assets.

G. COSTS INCURRED IN EXPLORATION AND DEVELOPMENT

     Costs incurred (whether capitalized or expensed) in oil and gas property acquisition, exploration and development activities are as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
                                                (MILLIONS OF DOLLARS)
     Costs incurred:
       Proved acreage...................  $   130.6   $    85.7   $   100.5
       Unproved acreage.................      200.7       149.8        35.0
       Exploration costs 1..............      236.9       114.6        80.9
       Development costs................      621.8       429.5       382.2
                                          ----------  ----------  ----------
          Total costs incurred 2........  $ 1,190.0   $   779.6   $   598.6
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

     -----------------------------

     1 Includes allocated exploration overhead costs of $23.5 million in 1997, $22.5 million in 1996 and $17.1 million in 1995, and delay rentals of $14.8 million in 1997, $4.4 million in 1996 and $3.6 million in 1995.
     2 Excludes capital expenditures relating to gathering, processing and marketing of $364.2 million in 1997, $118.1 million in 1996 and $106.5 million in 1995.

H. RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES 1

     The results of operations for producing activities is set forth below:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997         1996         1995
                                           ---------    ---------    ---------

                                                  (MILLIONS OF DOLLARS)
     Revenues...........................   $ 1,334.7    $ 1,198.3    $ 1,027.7
     Production costs...................      (292.6)      (259.5)      (217.8)
     Exploration expenses...............      (204.7)      (144.6)       (89.4)
     Depreciation, depletion and
  amortization..........................      (493.0)      (465.5)      (403.1)
                                           ---------    ---------    ---------
          Total costs...................      (990.3)      (869.6)      (710.3)
                                           ---------    ---------    ---------
     Pre-tax results....................       344.4        328.7        317.4
     Income taxes.......................       (97.7)       (94.9)       (70.4)
                                           ---------    ---------    ---------
          Results of operations.........   $   246.7    $   233.8    $   247.0
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

     -----------------------------

     1 Gathering, processing and marketing and minerals results, general and administrative expenses and interest costs have been excluded in computing these results of operations. Revenues include net gains from sales of assets of $18.3 million in 1997, $3.9 million in 1996 and $14.2 million in 1995, and the $122.5 million Columbia bankruptcy settlement in 1995.

I. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are set forth below:

                                                   AS OF DECEMBER 31,
                                           -----------------------------------
                                             1997         1996         1995
                                           ---------    ---------    ---------
                                                  (MILLIONS OF DOLLARS)
     Future cash inflows from sales of
  oil and gas...........................   $ 9,191.9    $11,945.7    $ 5,809.2
     Future production and development
  costs.................................    (2,091.1)    (2,013.1)    (1,747.8)
     Future income taxes................    (2,042.8)    (3,031.7)    (1,114.6)
                                           ---------    ---------    ---------
     Future net cash flows..............     5,058.0      6,900.9      2,946.8
     10% annual discount................    (2,011.8)    (2,661.9)    (1,075.5)
                                           ---------    ---------    ---------
       Standardized measure of
          discounted future net cash
          flows.........................   $ 3,046.2    $ 4,239.0    $ 1,871.3
                                           ---------    ---------    ---------

                                           ---------    ---------    ---------

     An analysis of changes in the standardized measure of discounted future net cash flows follows:

                                                   AS OF DECEMBER 31,
                                           -----------------------------------
                                             1997         1996         1995
                                           ---------    ---------    ---------
                                                  (MILLIONS OF DOLLARS)
     Beginning of year..................   $ 4,239.0    $ 1,871.3    $ 1,658.7
     Changes due to current year
  operations:
       Additions and discoveries less
          related production and other
          costs.........................     1,000.4      1,135.5        549.7
       Sales of oil and gas--net of
          production costs..............    (1,078.1)      (961.0)      (716.1)
       Development costs................       621.8        429.5        382.2
       Purchases of reserves-in-place...       125.4        181.1         48.8
       Sales of reserves-in-place.......        (3.8)       (48.0)       (49.5)
     Changes due to revisions in:
       Price............................    (2,451.9)     2,763.1        334.0
       Development costs................      (427.4)      (268.6)      (293.6)
       Quantity estimates...............        86.9         27.9         68.1
       Income taxes.....................       638.9     (1,062.9)      (271.5)
       Other............................      (288.7)       (69.6)       (31.8)
     Discount accretion.................       583.7        240.7        192.3
                                           ---------    ---------    ---------
       End of year......................   $ 3,046.2    $ 4,239.0    $ 1,871.3
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

     Future oil and gas sales and production and development costs have been estimated using prices and costs in effect as of each year end. Prices used to estimate future oil and gas sales represent the closing price for trading in December contracts on the New York Mercantile Exchange adjusted for appropriate regional price differentials. Such weighted average prices for 1997, 1996 and 1995 were $2.24 Mcfe, $3.41 Mcfe and $1.77 Mcfe, respectively. Future production hedged as of year end is included in future net revenues at the hedged price. Such prices may vary significantly from actual prices realized by the Company for its future production. Future net revenues were discounted to present value at 10%, a uniform rate set by the Financial Accounting Standards Board. Income taxes represent the tax effect (at statutory rates) of the difference between the standardized measure values and tax bases of the underlying properties at the end of the year.

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

J. SELECTED QUARTERLY DATA

     Selected unaudited quarterly data are as follows:

                                                            FOR THE QUARTERS ENDED
                                           --------------------------------------------------------
                                           MARCH 31       JUNE 30       SEPTEMBER 30    DECEMBER 31
                                           --------       -------       ------------    -----------
                                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
     1997
     Operating revenues.................    $531.7(a)      $444.6        $ 449.0         $ 499.4
     Operating income...................     186.4(a)       115.0           94.5            99.3
     Net income--basic and diluted......     117.2(a)        74.4           67.2            74.2

     Per share:
       Net income.......................    $ 0.47         $ 0.30        $  0.27          $  0.30
       Dividends........................      0.05           0.05           0.05             0.05

     Common stock price:
       High.............................    $ 31 5/8       $ 29 7/8      $  26 15/16      $  27 13/16
       Low..............................      23 7/8         24 1/2         23               23 1/4

     1996
     Operating revenues.................    $389.7         $427.9        $ 447.1          $ 566.3 (a)
     Operating income...................      97.3          120.1          127.3            181.9 (a)
     Net income.........................      59.2           70.4           76.9            114.3 (a)

     Per share:
       Net income--basic and diluted....    $ 0.24         $  0.28       $  0.31         $   0.46
       Dividends........................      0.05            0.05          0.05             0.05

     Common stock price:
       High.............................    $26 5/8        $    28       $  29           $  31 5/8
       Low..............................     24 1/8             24 1/4      25 3/8          25 3/4

     -----------------------
     (a) First quarter 1997 and fourth quarter 1996 results reflect the impact of increases in hydrocarbon prices (see 'Management's Discussion and Analysis of Financial Condition and Results of Operations'). In addition, during the fourth quarter of 1996, operating revenues reflect the reduction of reserves by $31.3 million related to Columbia bankruptcy settlement (see Note 4) and operating expenses were impacted by $43.5 million related to the write-down and impairment of certain oil and gas assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 4, 1997, the Company, with the approval of the Audit Committee of the Company's Board of Directors, dismissed Deloitte & Touche LLP ('D&T') as its independent accountants, effective upon D&T's completion of its audit of the Company's financial statements for the fiscal year ended December 31, 1997. The reports of D&T on the financial statements of the Company for either of the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During such years and during the period between December 31, 1996 and the date on which D&T was dismissed, there was no disagreement between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of such disagreement in connection with its report on the Company's financial statements. On December 4, 1997, the Company engaged Arthur Andersen LLP as its new independent auditor effective January 1, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors of Registrant.

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director is set forth in the Election of Directors section of the Proxy Statement and is incorporated herein by reference.

  (b) Executive Officers of Registrant.

     Information concerning executive officers is presented in Part I of this report under Executive Officers of the Registrant.

  (c) Section 16(a) Compliance.

     Information concerning compliance with Section 16 (a) of the Securities Exchange Act of 1934 is set forth in the Reports of Ownership--Section 16(a) Reporting Compliance section of the Proxy Statement and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the number of shares of equity securities beneficially owned as of March 16, 1998, by each director and nominee for director, the five most highly compensated executive officers and directors and executive officers as a group is set forth in the Security Ownership of Certain Executive and Beneficial Owners segment of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on related transactions is set forth in the Compensation Committee Interlocks and Insider Participation segment of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) and (2) Financial Statements and Schedules.

     See 'Index to Consolidated Financial Statements' set forth on page 32.

     No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements referred to above.

  (a) (3) Exhibits.

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to the Company's Form S-1 Registration Statement, Registration No. 33-95398, filed on October 10, 1995 ('Form S-1') or as otherwise indicated.

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
  1.2        --   Pre-acquisition Agreement between Union Pacific Resources Group Inc., Union Pacific Resources
                  Inc. and Norcen Energy Resources Limited, dated January 25, 1998 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 17, 1998).
  3.1        --   Amended and Restated Articles of Incorporation of Union Pacific Resources Group Inc. (Exhibit 3.1
                  to Form S-1 and Exhibit 3.2 to the Company's Annual Report to Form 10-K filed on March 21, 1997).
  3.3        --   Amended and Restated By-Laws of Union Pacific Resources Group Inc. (Exhibit 3.2 to Form S-1).
  4.1        --   Specimen of Certificate evidencing the Common Stock (Exhibit 4 to Form S-1).
  4.2        --   Rights Agreement, dated as of October 28, 1996, between Union Pacific Resources Group Inc. and
                  Harris Trust and Savings Bank, as rights agent (incorporated herein by reference to the Company's
                  Current Report on Form 8-K filed on November 1, 1996).
  4.3        --   Indenture, dated as of March 27, 1996, between Union Pacific Resources Group Inc. and Texas
                  Commerce Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-3 Registration Statement, Registration No. 333-2984, dated May 23, 1996).
  4.4        --   Terms Agreement, dated as of October 10, 1996, for $200,000,000 7 1/2% debentures due October 15,
                  2026 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.5        --   Terms Agreement, dated as of October 10, 1996, for $200,000,000 7% notes due October 15, 2006
                  (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.6        --   Terms Agreement, dated as of October 31, 1996, for $150,000,000 7 1/2% debentures due November 1,
                  2096 (incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.7        --   Form of 7 1/2% Rate Debenture due October 15, 2026 (incorporated herein by reference to Exhibit
                  4.7 to the Company's Current Report on Form 8-K filed on March 17, 1998).
  4.8        --   Form of 7% Rate Note due October 15, 2006 (incorporated herein by reference to Exhibit 4.8 to the
                  Company's Current Report on Form 8-K filed on March 17, 1998).

  4.9        --   Form of 7 1/2% Rate Note due November 1, 2096 (incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 17, 1998).
  4.10       --   Trust Indenture, dated as of May 7, 1996, providing for the issue of Debt Securities in unlimited principal amount, between Norcen Energy Resources Limited and Montreal Trust Company of Canada,
                  as trustee (incorporated herein by reference to Exhibit 4.10 to the Company's Current Report on
                  Form 8-K filed on March 17, 1998).

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
  4.11       --   First Supplemental Indenture, dated as of May 22, 1996, to Trust Indenture, dated as of May 7,
                  1996, providing for the issue of 7 3/8% Debentures due May 15, 2006 in aggregate principal amount of U.S. $250,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.11 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).
  4.12       --   Second Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture, dated as of May 7,
                  1996, providing for the issue of 7.8% Debentures due July 2, 2008 in aggregate principal amount of U.S. $150,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.12 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).
  4.13       --   Third Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture, dated as of May 7,
                  1996, providing for the issue of 6.8% Debentures due July 2, 2002 in aggregate principal amount of U.S. $250,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.13 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).
  4.14       --   Fourth Supplemental Indenture, dated as of February 27, 1998, to Trust Indenture, dated as of May
                  7, 1996, providing for the Guarantee of all Securities be Issued or Previously Issued under the
                  Trust Indenture between Norcen Energy Resources Limited, Union Pacific Resources Group Inc., as
                  guarantor and Montreal Trust Company of Canada, as trustee (incorporated herein by reference to
                  Exhibit 4.14 to the Company's Current Report on Form 8-K filed on March 17, 1998).
 10.1        --   Tax Allocation Agreement, dated October 6, 1995 (Exhibit 10.3 to Form S-1).
 10.2        --   Indemnification Agreement, dated October 1, 1995 (Exhibit 10.4 to Form S-1).
 10.3        --   Pension Plan Agreement, dated October 1, 1995 (Exhibit 10.7 to Form S-1).
 10.4        --   The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and
                  Affiliates, with amendments (incorporated herein by reference to Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1995).
 10.5        --   The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company
                  and Affiliates, with amendments (incorporated herein by reference to Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.6        --   Executive Incentive Plan of Union Pacific Resources Group Inc. as amended and restated June 1,
                  1997 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
                  10-Q for the period ended March 31, 1997).
 10.7        --   1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. as amended and restated, effective June 1, 1997 (incorporated herein by reference to the Company's Registration
                  Statement on Form S-8, dated February 28, 1997).
 10.8        --   1995 Directors Stock Option Plan, as amended and restated, effective June 1, 1997 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997).
 10.9        --   Directors' Deferred Compensation Plan, as amended and restated, effective September 5, 1997
                  (incorporated herein by reference to the Company's Registration Statement on Form S-8, dated
                  September 15, 1997).
 10.10       --   Executive's Deferred Compensation Plan, effective September 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-8, dated September 15, 1997).
 10.11(a)    --   Conversion Agreement (Exhibit 10.13(a) to Form S-1).
 10.11(b)    --   Conversion Agreement for Drew Lewis (Exhibit 10.13(b) to Form S-1).
 10.11(c)    --   Conversion Agreement for Jack L. Messman (Exhibit 10.13(c) to Form S-1).

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
 10.12       --   The Union Pacific Resources Group Inc. Executive Life Insurance Plan, adopted February 26, 1997
                  (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1996).
 10.13(a)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and Jack L. Messman, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(a)
                  to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.13(b)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and each of George Lindahl III and V. Richard Eales, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996).
 10.13(c)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and each of Anne M. Franklin, Joseph A. LaSala, Jr., Donald W. Niemiec, Morris B. Smith and John
                  B. Vering, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(c) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.14       --   Amended and Restated 1976 Coal Purchase Contract, dated as of January 1, 1993, between
                  Commonwealth Edison Company and Black Butte Coal Company (Exhibit 10.19 to Form S-1).
 10.15       --   Transportation Agreement, dated December 15, 1989, by and between Kern River Gas Transmission
                  Company and Union Pacific Fuels, Inc. (Exhibit 10.21 to Form S-1).
*10.16       --   Amendments to Transportation Agreement dated December 15, 1989, by and between Kern River Gas
                  Transmission Company and Union Pacific Fuels, Inc.
*10.17       --   Gas Transportation Agreement, dated June 18, 1997, by and between Union Pacific Fuels, Inc. and
                  Texas Gas Transmission Corporation.
 10.19       --   Registration Rights Agreement, dated as of August 3, 1995, among Union Pacific Resources Group
                  Inc., The Anschutz Corporation and Anschutz Foundation (incorporated herein by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.20       --   Agreement, dated as of August 3, 1995, by and among Union Pacific Resources Group Inc., The
                  Anschutz Corporation, Anschutz Foundation and Mr. Philip F. Anschutz ('the Anschutz Agreement')
                  (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1995).
 10.21       --   Letter agreement, dated as of January 20, 1997, amending the Anschutz Agreement (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.22       --   U.S. $900,000,000 Competitive Advance/Revolving Credit Agreement, dated as of April 16, 1996, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank
                  National Association, as administrative agent, as amended through September 13, 1996
                  (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q
                  for the period ended September 30, 1996.)
*10.23       --   Third Amendment dated March 2, 1998, to the U.S. $600,000,000 Competitive Advance/Revolving
                  Credit Agreement, dated April 16, 1996, between Union Pacific Resources Group Inc. and Chase Bank of Texas, N.A.
*10.24       --   U.S. $300,000,000 Competitive Advance/Revolving Credit Agreement, dated as of November 25, 1997, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank
                  National Association, as administrative agent.

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
*10.25       --   First Amendment dated March 2, 1998, to the U.S. $300,000,000 Competitive Advance/Revolving
                  Credit Agreement, dated November 25, 1997 among Union Pacific Resources Group Inc., the lenders named therein and Chase Bank of Texas National Association, as administrative agent.
*10.26       --   U.S. $2,700,000,000 Competitive Advance/Revolving Credit Agreement, dated as of March 2, 1998, among Union Pacific Resources Group Inc., the lenders named therein and the Chase Manhattan Bank, as administrative agent and Bank of Montreal, as syndication agent.
*10.27       --   Cdn $200,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 22, 1997, between Norcen Energy Resources Limited and Canadian Imperial Bank of Commerce.
*10.28       --   Cdn $100,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 29, 1997, between Norcen Energy Resources Limited and Royal Bank of Canada.
*10.29       --   Cdn $100,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 29, 1997, between Norcen Energy Resources Limited and Toronto-Dominion Bank.
*10.30       --   Cdn $50,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement dated
                  May 29, 1997, between Norcen Energy Resources Limited and Union Bank of Switzerland (Canada).
*10.31       --   Cdn $50,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement dated
                  June 9, 1997, between Norcen Energy Resources Limited and ABN AMRO Bank Canada.
*10.32       --   U.S. $150,000,000 Demand Credit Facility Agreement, dated November 20, 1997, between Norcen
                  Energy Venezuela, S.A. and Canadian Imperial Bank of Commerce West Indies Offshore Banking
                  Corporation.
*10.33       --   U.S. $25,000,000 Revolving Loan Agreement, dated July 14, 1997, between Basic Petroleum
                  International Limited and Royal Bank of Canada.
*10.34       --   Cdn $10,050,000 Revolving Demand Credit Facility Agreement, dated October 16, 1996, between
                  Superior Propane Inc. and Royal Bank of Canada.
*10.35       --   Amendment No. 1 to Amended and Restated 1976 Coal Purchase Contract between Commonwealth Edison
                  Company and Black Butte Coal Company, effective as of January 1, 1996.
*10.36       --   Amendment No. 2 to Amended and Restated 1976 Coal Purchase Contract between Commonwealth Edison
                  Company and Black Butte Coal Company, effective as of January 1, 1997.
*12          --   Computation of ratio of earnings to fixed charges.
 16          --   Letter regarding change in certifying accountant from Deloitte & Touche LLP dated December 1997
                  (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K
                  dated December 10, 1997).

*21          --   List of subsidiaries.
*23(a)       --   Consent of Deloitte & Touche LLP dated as of March 26, 1998.
*23(b)       --   Consent of Ryder Scott Company Petroleum Engineers, dated as of March 9, 1998.
*24          --   Powers of attorney for certain Directors.
*27          --   Financial data schedule.
*99          --   Report from Ryder Scott Company Petroleum Engineers, dated as of Febuary 27, 1998, relating to oil and gas reserves for Union Pacific Resources Group Inc. as of December 31, 1997.

  (b) Reports on Form 8-K.

     On December 11, 1997, the Company filed a Current Report on Form 8-K concerning changes in the Company's certifying auditors. Deloitte & Touche, LLP, will be dismissed effective with the completion of its annual audit of the Company's financial statements for the fiscal year ended December 31, 1997. The Company also engaged Arthur Andersen LLP as its new independent auditor effective January 1, 1998.

     On January 26, 1998, the Company filed a Current Report on Form 8-K containing a copy of two press releases issued by the Company on January 26, 1998. The first press release announced that the Company's Board of Directors and the Board of Directors of Norcen had unanimously approved the acquisition of Norcen by Union Pacific Resources Inc., an Alberta corporation ('UPRI'), the Company's indirect wholly-owned subsidiary. The second press release announced the Company's 1997 annual operating revenues, net income and certain other financial information.

     On March 17, 1998, the Company filed a Current Report on Form 8-K containing a copy of two press releases issued by the Company. The first press release issued on March 3, 1998 announced the closing of its tender offer for up to 100% of the common shares of Norcen Energy Resources Limited.

     In the second press release, issued on March 6, 1998, UPRI announced that on March 5, 1998, UPRI completed the compulsory acquisition procedures pursuant to section 206 of the Canadian Business Corporation Act to acquire the remaining issued and outstanding common shares of Norcen.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.


                                          UNION PACIFIC RESOURCES GROUP INC.

                                          BY      /s/ MORRIS B. SMITH
                                             -----------------------------------
                                                      Morris B. Smith,
                                             Vice President and Chief Financial
                                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 26th day of March, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

                     SIGNATURE                                                 TITLE
---------------------------------------------------  ---------------------------------------------------------
                /s/ JACK L. MESSMAN                       Chairman, Chief Executive Officer and Director
---------------------------------------------------                (Principal Executive Officer)
                 (Jack L. Messman)

                /s/ MORRIS B. SMITH                         Vice President and Chief Financial Officer
---------------------------------------------------        (Principal Accounting and Financial Officer)
                 (Morris B. Smith)

                         *                                                   Director
---------------------------------------------------
                 H. Jesse Arnelle

                         *                                                   Director
---------------------------------------------------
                  Lynne V. Cheney

                         *                                                   Director
---------------------------------------------------
               Preston M. Geren III

                         *                                                   Director
---------------------------------------------------
                 Lawrence M. Jones

                         *                                                   Director
---------------------------------------------------
                    Drew Lewis


                         *                                                   Director
---------------------------------------------------
                Claudine B. Malone

                         *                                                   Director
---------------------------------------------------
            John W. Poduska, Sr., Ph.D.

                         *                                                   Director
---------------------------------------------------
                 Michael E. Rossi

                         *                                                   Director
---------------------------------------------------
                 Samuel K. Skinner

                         *                                                   Director
---------------------------------------------------
                 James R. Thompson

               *By /s/ MARK L. JONES
        Mark L. Jones, as attorney-in-fact

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
  1.2        --   Pre-acquisition Agreement between Union Pacific Resources Group Inc., Union Pacific Resources
                  Inc. and Norcen Energy Resources Limited, dated January 25, 1998 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 17, 1998).
  3.1        --   Amended and Restated Articles of Incorporation of Union Pacific Resources Group Inc. (Exhibit 3.1
                  to Form S-1 and Exhibit 3.2 to the Company's Annual Report to Form 10-K filed on March 21, 1997).
  3.3        --   Amended and Restated By-Laws of Union Pacific Resources Group Inc. (Exhibit 3.2 to Form S-1).
  4.1        --   Specimen of Certificate evidencing the Common Stock (Exhibit 4 to Form S-1).
  4.2        --   Rights Agreement, dated as of October 28, 1996, between Union Pacific Resources Group Inc. and
                  Harris Trust and Savings Bank, as rights agent (incorporated herein by reference to the Company's
                  Current Report on Form 8-K filed on November 1, 1996).
  4.3        --   Indenture, dated as of March 27, 1996, between Union Pacific Resources Group Inc. and Texas
                  Commerce Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-3 Registration Statement, Registration No. 333-2984, dated May 23, 1996).
  4.4        --   Terms Agreement, dated as of October 10, 1996, for $200,000,000 7 1/2% debentures due October 15,
                  2026 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.5        --   Terms Agreement, dated as of October 10, 1996, for $200,000,000 7% notes due October 15, 2006
                  (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.6        --   Terms Agreement, dated as of October 31, 1996, for $150,000,000 7 1/2% debentures due November 1,
                  2096 (incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K
                  filed on March 17, 1998).
  4.7        --   Form of 7 1/2% Rate Debenture due October 15, 2026 (incorporated herein by reference to Exhibit
                  4.7 to the Company's Current Report on Form 8-K filed on March 17, 1998).
  4.8        --   Form of 7% Rate Note due October 15, 2006 (incorporated herein by reference to Exhibit 4.8 to the
                  Company's Current Report on Form 8-K filed on March 17, 1998).
  4.9        --   Form of 7 1/2% Rate Note due November 1, 2096 (incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 17, 1998).
  4.10       --   Trust Indenture, dated as of May 7, 1996, providing for the issue of Debt Securities in unlimited principal amount, between Norcen Energy Resources Limited and Montreal Trust Company of Canada,
                  as trustee (incorporated herein by reference to Exhibit 4.10 to the Company's Current Report on
                  Form 8-K filed on March 17, 1998).
  4.11       --   First Supplemental Indenture, dated as of May 22, 1996, to Trust Indenture, dated as of May 7,
                  1996 providing for the issue of 7 3/8% Debentures due May 15, 2006 in aggregate principal amount of U.S. $250,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.11 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).
  4.12       --   Second Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture, dated as of May 7,
                  1996, providing for the issue of 7.8% Debentures due July 2, 2008 in aggregate principal amount of U.S. $150,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.12 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
  4.13       --   Third Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture, dated as of May 7,
                  1996, providing for the issue of 6.8% Debentures due July 2, 2002 in aggregate principal amount of U.S. $250,000,000 between Norcen Energy Resources Limited and Montreal Trust Company of
                  Canada, as trustee (incorporated herein by reference to Exhibit 4.13 to the Company's Current
                  Report on Form 8-K filed on March 17, 1998).
  4.14       --   Fourth Supplemental Indenture, dated as of February 27, 1998, to Trust Indenture, dated as of May
                  7, 1996, providing for the Guarantee of all Securities be Issued or Previously Issued under the
                  Trust Indenture between Norcen Energy Resources Limited, Union Pacific Resources Group Inc. as
                  guarantor and Montreal Trust Company of Canada, as trustee (incorporated herein by reference to
                  Exhibit 4.14 to the Company's Current Report on Form 8-K filed on March 17, 1998).
 10.1        --   Tax Allocation Agreement, dated October 6, 1995 (Exhibit 10.3 to Form S-1).
 10.2        --   Indemnification Agreement, dated October 1, 1995 (Exhibit 10.4 to Form S-1).
 10.3        --   Pension Plan Agreement, dated October 1, 1995 (Exhibit 10.7 to Form S-1).
 10.4        --   The Supplemental Pension Plan for Officers and Managers of Union Pacific Corporation and
                   Affiliates, with amendments (incorporated herein by reference to Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1995).
 10.5        --   The Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company
                  and Affiliates, with amendments (incorporated herein by reference to Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.6        --   Executive Incentive Plan of Union Pacific Resources Group Inc. as amended and restated June 1,
                  1997 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
                  10-Q for the period ended March 31, 1997).
 10.7        --   1995 Stock Option and Retention Stock Plan of Union Pacific Resources Group Inc. as amended and restated, effective June 1, 1997 (incorporated herein by reference to the Company's Registration
                  Statement on Form S-8, dated February 28, 1997).
 10.8        --   1995 Directors Stock Option Plan, as amended and restated, effective June 1, 1997 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997).
 10.9        --   Directors' Deferred Compensation Plan, as amended and restated, effective September 5, 1997
                  (incorporated herein by reference to the Company's Registration Statement on Form S-8, dated
                  September 15, 1997).
 10.10       --   Executive's Deferred Compensation Plan, effective September 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-8, dated September 15, 1997).
 10.11(a)    --   Conversion Agreement (Exhibit 10.13(a) to Form S-1).
 10.11(b)    --   Conversion Agreement for Drew Lewis (Exhibit 10.13(b) to Form S-1).
 10.11(c)    --   Conversion Agreement for Jack L. Messman (Exhibit 10.13(c) to Form S-1).
 10.12       --   The Union Pacific Resources Group Inc. Executive Life Insurance Plan, adopted February 26, 1997
                  (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1996).
 10.13(a)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and Jack L. Messman, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(a)
                  to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.13(b)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and each of George Lindahl III and V. Richard Eales, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996).

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
 10.13(c)    --   Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc.
                  and each of Anne M. Franklin, Joseph A. LaSala, Jr., Donald W. Niemiec, Morris B. Smith and John
                  B. Vering, dated February 4, 1997 (incorporated herein by reference to Exhibit 10.17(c) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.14       --   Amended and Restated 1976 Coal Purchase Contract, dated as of January 1, 1993, between
                  Commonwealth Edison Company and Black Butte Coal Company (Exhibit 10.19 to Form S-1).
 10.15       --   Transportation Agreement, dated December 15, 1989, by and between Kern River Gas Transmission
                  Company and Union Pacific Fuels, Inc. (Exhibit 10.21 to Form S-1).
*10.16       --   Amendments to Transportation Agreement dated December 15, 1989, by and between Kern River Gas
                  Transmission Company and Union Pacific Fuels, Inc.
*10.17       --   Gas Transportation Agreement, dated June 18, 1997, by and between Union Pacific Fuels, Inc. and
                  Texas Gas Transmission Corporation.
 10.19       --   Registration Rights Agreement, dated as of August 3, 1995, among Union Pacific Resources Group
                  Inc., The Anschutz Corporation and Anschutz Foundation (incorporated herein by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.20       --   Agreement, dated as of August 3, 1995, by and among Union Pacific Resources Group Inc., The
                  Anschutz Corporation, Anschutz Foundation and Mr. Philip F. Anschutz ('the Anschutz Agreement')
                  (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1995).
 10.21       --   Letter agreement, dated as of January 20, 1997, amending the Anschutz Agreement.
 10.22       --   U.S. $900,000,000 Competitive Advance/Revolving Credit Agreement, dated as of April 16, 1996, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank
                  National Association, as administrative agent, as amended through September 13, 1996
                  (incorporated herein by reference to Exhibit 10 to the Third Company's Quarterly Report on Form
                  10-Q for the period ended September 30, 1996.)
*10.23       --   Third Amendment dated March 2, 1998, to the U.S. 900,000,000 Competitive Advance/Revolving Credit
                  Agreement, dated April 16, 1996, between Union Pacific Resources Group Inc. and Chase Bank of
                  Texas, N.A.
*10.24       --   U.S. $300,000,000 Competitive Advance/Revolving Credit Agreement, dated as of November 25, 1997, among Union Pacific Resources Group Inc., the lenders named therein and Texas Commerce Bank
                  National Association, as administrative agent.
*10.25       --   First Amendment dated March 2, 1998, to the U.S. $300,000,000 Competitive Advance/Revolving
                  Credit Agreement, dated November 25, 1997 among Union Pacific Resources Group Inc., the lenders named therein and Chase Bank of Texas National Association, as administrative agent.
*10.26       --   U.S. $2,700,000,000 Competitive Advance/Revolving Credit Agreement, dated as of March 2, 1998, among Union Pacific Resources Group Inc., the lenders named therein and the Chase Manhattan Bank, as administrative agent and Bank of Montreal, as syndication agent.
*10.27       --   Cdn $200,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 22, 1997, between Norcen Energy Resources Limited and Canadian Imperial Bank of Commerce.
*10.28       --   Cdn $100,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 29, 1997, between Norcen Energy Resources Limited and Royal Bank of Canada.


EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------            -------------------------------------------------------------------------------------------------
*10.29       --   Cdn $100,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement, dated
                  May 29, 1997, between Norcen Energy Resources Limited and Toronto-Dominion Bank.
*10.30       --   Cdn $50,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement dated
                  May 29, 1997, between Norcen Energy Resources Limited and Union Bank of Switzerland (Canada).
*10.31       --   Cdn $50,000,000 Amended and Restated Extendible Revolving Term Credit Facility Agreement dated
                  June 9, 1997, between Norcen Energy Resources Limited and ABN AMRO Bank Canada.
*10.32       --   U.S. $150,000,000 Demand Credit Facility Agreement, dated November 20, 1997, between Norcen
                  Energy Venezuela, S.A. and Canadian Imperial Bank of Commerce West Indies Offshore Banking
                  Corporation.
*10.33       --   U.S. $25,000,000 Revolving Loan Agreement, dated July 14, 1997, between Basic Petroleum
                  International Limited and Royal Bank of Canada.
*10.34       --   Cdn $10,050,000 Revolving Demand Credit Facility Agreement, dated October 16, 1996, between
                  Superior Propane Inc. and Royal Bank of Canada.
*10.35       --   Amendment No. 1 to Amended and Restated 1976 Coal Purchase Contract between Commonwealth Edison
                  Company and Black Butte Coal Company, effective as of January 1, 1996.
*10.36       --   Amendment No. 2 to Amended and Restated 1976 Coal Purchase Contract between Commonwealth Edison
                  Company and Black Butte Coal Company, effective as of January 1, 1997.
*12          --   Computation of ratio of earnings to fixed charges.
 16          --   Letter regarding change in certifying accountant from Deloitte & Touche LLP dated December 1997
                  (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K
                  dated December 10, 1997).
*21          --   List of subsidiaries.
             --   Consent of Deloitte & Touche LLP dated as of March 26, 1998.
*23(a)       --   Consent of Ryder Scott Company Petroleum Engineers, dated as of March 9, 1998.
*23(b)       --   Powers of attorney for certain Directors.
*27          --   Financial data schedule.
*99          --   Report from Ryder Scott Company Petroleum Engineers, dated as of Febuary 27, 1998, relating to oil and gas reserves for Union Pacific Resources Group Inc. as of December 31, 1997.

------------------

* Filed herewith