Form 10-Q
period 1998-03-31
UNION PACIFIC RESOURCES GROUP INC
filed 1998-05-12
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         As of April 30, 1998, there were 251,060,829 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                                        Page Number
                                                                                                        -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME - For the
           Three Months Ended March 31,1998 and 1997...............................................         1

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -
           At  March 31, 1998 and December 31, 1997................................................       2 - 3

 .        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
           Three Months Ended March 31, 1998 and 1997..............................................         4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................       5 - 8

         INDEPENDENT PUBLIC ACCOUNTANTS' REPORT....................................................         9


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS...........................................................................      10 - 17

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................      17 - 19



                                            PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................        20

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................      20 -21

SIGNATURE..........................................................................................        22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNION PACIFIC RESOURCES GROUP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1998 and 1997
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                                   1998          1997
                                                                 --------      --------
Operating revenues:
    Oil and gas operations:
       Producing properties ................................     $  362.0      $  370.0
       Gathering, processing and marketing .................         96.2         124.7
       Other oil and gas revenues ..........................          0.7           4.6
                                                                 --------      --------
             Total oil and gas operations ..................        458.9         499.3
    Minerals ...............................................         40.1          32.4
                                                                 --------      --------
             Total operating revenues ......................        499.0         531.7
                                                                 --------      --------

Operating expenses:
    Production .............................................         93.3          73.1
    Exploration, including exploratory dry holes ...........         56.1          42.8
    Gathering, processing and marketing ....................         59.9          76.6
    Minerals ...............................................          0.7           1.3
    Depreciation, depletion and amortization ...............        191.1         133.0
    General and administrative .............................         20.6          18.5
                                                                 --------      --------
          Total operating expenses .........................        421.7         345.3
                                                                 --------      --------

Operating income ...........................................         77.3         186.4
Other income (expense) - net ...............................          1.4          (3.0)
Interest expense ...........................................        (39.2)        (10.7)
                                                                 --------      --------
Income before income taxes .................................         39.5         172.7
Income taxes ...............................................         (8.3)        (55.5)
                                                                 --------      --------
Net income .................................................     $   31.2      $  117.2
                                                                 ========      ========

Other comprehensive income, net of tax: (Note 2)
    Foreign currency translation adjustments ...............          3.6           1.3
                                                                 --------      --------
Comprehensive income .......................................     $   34.8      $  118.5
                                                                 ========      ========

Earnings per share - basic .................................     $   0.13      $   0.47
                                                                 ========      ========
Earnings per share - diluted ...............................     $   0.13      $   0.47
                                                                 ========      ========

Weighted average shares outstanding - diluted ..............        248.2         251.0
Cash dividends per share ...................................     $   0.05      $   0.05

 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At March 31, 1998 and December 31, 1997
                              (Millions of dollars)

                                                                            March 31,     December 31,
                                                                              1998           1997
                                                                           -----------    ------------
                                                                           (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments ...................................     $    45.8      $    70.6
    Accounts receivable - net ........................................         506.3          385.4
    Inventories ......................................................          76.7           53.1
    Other current assets .............................................         159.9           67.7
                                                                           ---------      ---------
          Total current assets .......................................         788.7          576.8
                                                                           ---------      ---------

Properties (successful efforts method): (Note 3)
    Cost .............................................................      12,845.0        7,414.4
    Accumulated depreciation, depletion and amortization .............      (3,963.8)      (3,749.0)
                                                                           ---------      ---------
          Total properties - net .....................................       8,881.2        3,665.4
Intangible and other assets ..........................................         400.0          230.0
                                                                           ---------      ---------

Total assets .........................................................     $10,069.9      $ 4,472.2
                                                                           =========      =========










 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At March 31, 1998 and December 31, 1997
                              (Millions of dollars)

                                                                  March 31,     December 31,
                                                                    1998           1997
                                                                 -----------    ------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................     $   484.7      $   426.7
     Accrued taxes payable .................................          75.9           59.3
     Short-term debt .......................................         350.0             --
     Other current liabilities .............................         148.2           71.7
                                                                 ---------      ---------
          Total current liabilities ........................       1,058.8          557.7
                                                                 ---------      ---------

Long-term debt (Note 3) ....................................       4,708.7        1,230.6
Deferred income taxes ......................................       2,063.4          552.9
Other long-term liabilities (Note 5) .......................         474.0          370.3
Shareholders' equity:
     Common stock, no par value;
       Authorized shares--400,000,000
       Issued shares--254,264,385 and 251,888,275 ..........            --             --
     Paid-in surplus .......................................         991.3          991.2
     Unearned employee stock ownership plan ................        (100.5)        (102.0)
     Retained earnings .....................................         976.2          957.4
     Unearned compensation .................................          (9.9)         (11.8)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment ..............         (13.7)         (17.3)
         Minimum pension contra equity .....................          (1.0)          (1.0)
     Treasury stock, at cost: (Note 4)
         Shares--3,220,148 and 2,379,625 ...................         (77.4)         (55.8)
                                                                 ---------      ---------
          Total shareholders' equity .......................       1,765.0        1,760.7
                                                                 ---------      ---------

Total liabilities and shareholders' equity .................     $10,069.9      $ 4,472.2
                                                                 =========      =========









 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                              (Millions of dollars)
                                   (Unaudited)

                                                                       1998          1997
                                                                     --------      --------
Cash flows provided by operations:
    Net income .................................................     $   31.2      $  117.2
    Non-cash charges to income:
       Depreciation, depletion and amortization ................        191.1         133.0
       Deferred income taxes ...................................        (13.3)         28.1
       Other non-cash charges - net ............................          6.3           5.3
    Changes in current assets and liabilities ..................         80.1         138.6
                                                                     --------      --------
          Cash provided by operations ..........................        295.4         422.2
                                                                     --------      --------

Cash flows from investing activities:
    Capital and exploratory expenditures .......................       (487.1)       (284.0)
    Acquisition of companies (Note 3) ..........................     (2,623.2)           --
    Proceeds from sales of assets ..............................          6.0           1.3
    Other investing activities - net ...........................          6.4          (0.9)
                                                                     --------      --------
          Cash used by investing activities ....................     (3,097.9)       (283.6)
                                                                     --------      --------

Cash flows from financing activities:
    Dividends paid .............................................        (12.4)        (12.5)
    Debt financing .............................................      2,816.1            --
     Debt repayments ...........................................           --         (99.6)
    Purchase of treasury stock .................................        (21.6)         (0.8)
    Other financings - net .....................................         (4.4)         55.6
                                                                     --------      --------
          Cash provided (used) by financing activities .........      2,777.7         (57.3)
                                                                     --------      --------

Net change in cash and temporary investments ...................        (24.8)         81.3
Cash at beginning of period ....................................         70.6         118.9
                                                                     --------      --------
Cash at end of period ..........................................     $   45.8      $  200.2
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

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1997 is derived from the audited financial statements as of December 31,1997. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the pro forma combined financial statements contained in the Company's Current Report on Form 8-K/A filed on May 6, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998.

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

2.   NEW ACCOUNTING STANDARDS

     In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements to the extent practicable and requires additional information on changes in the benefits obligations and fair values of plan assets. The Company plans to adopt SFAS No. 132 for the year ended December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separate from retained earnings and paid-in-surplus in the equity section of the statement of financial position. During the first quarter of 1998, the Company adopted and implemented this statement.

3.   ACQUISITION OF NORCEN

     On January 25, 1998, the Company and Union Pacific Resources Inc., an Alberta corporation and a wholly-owned subsidiary of the Company ("UPRI"), entered into a pre-acquisition agreement ("Pre-acquisition Agreement") with Norcen Energy Resources Limited ("Norcen"). Under the Pre-acquisition Agreement, the Company and UPRI agreed to make an offer (the "tender offer") of up to 100 percent of the common shares of Norcen, subject to certain conditions. On March 3, 1998, the Company announced the closing of the tender offer. In total, 95.5 percent of the outstanding common shares of Norcen were tendered at a purchase price of US $13.65 per share.

     On March 5, 1998, UPRI completed the compulsory acquisition of the remaining common shares outstanding which were not tendered. (The closing of the tender offer and completion of the compulsory acquisition is referred to as the "Norcen Acquisition".) The aggregate purchase price for the Norcen Acquisition, including non-recurring transaction costs of $28.1 million, was $2.623 billion.

     Norcen is a major Canadian oil and gas exploration and development company with primary operations in western Canada, the Gulf of Mexico, Guatemala and Venezuela.

     The Company funded the purchase price of the Norcen Acquisition through the issuance of commercial paper, supported by the U.S. $2.7 billion 364 Day Competitive Advance/Revolving Credit Agreement dated March 2, 1998. In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," the acquisition was accounted for as a purchase. The condensed consolidated financial statements for the period ended March 31, 1998 include one month of Norcen's results of operations.

     The following table represents the preliminary allocation of the total purchase price of Norcen to the acquired assets and liabilities assumed, based upon their fair values on the date of Norcen Acquisition. Any future adjustments to the allocation of the purchase price are not anticipated to be material to the condensed consolidated financial statements.

                                                                  (Millions of dollars)
Working capital .................................................     $  114.2
Property, plant and equipment ...................................      4,992.2
Other assets ....................................................        181.3
Long-term debt ..................................................     (1,011.9)
Other non-current liabilities, including deferred taxes .........     (1,652.6)
                                                                      --------
Total purchase price ............................................     $2,623.2
                                                                      ========

     The following table presents unaudited pro forma condensed consolidated statement of operations of the Company for the quarters ended March 31, 1998 and 1997, as though the Norcen acquisition had occurred on January 1, 1997. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     1998          1997
                                                                     ----          ----
                                                       (Millions of dollars, except per share amounts)
     Revenues ..............................................     $  599.2      $  694.7
     Costs and expenses ....................................        552.8         522.1
                                                                 --------      --------
     Operating income ......................................         46.4         172.6
     Interest expense ......................................        (73.7)        (58.7)
     Other income (expense) - net ..........................          1.5          (3.0)
                                                                 --------      --------
     Income (loss) before income taxes .....................        (25.8)        110.9
     Income tax benefit (expense) ..........................         15.8         (36.0)
                                                                 --------      --------
       Net income (loss) ...................................     $  (10.0)     $   74.9
                                                                 ========      ========

     Earnings (loss) per share - basic .....................     $  (0.04)     $   0.30
     Earnings (loss) per share - diluted ...................        (0.04)         0.30

     The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations or the financial position which would have occurred had the Norcen Acquisition been consummated on January 1, 1997, nor is it necessarily indicative of future results of operations of the Company.

4.   PURCHASE OF COMMON STOCK

     In November 1997, the Company's Board of Directors authorized the purchase of up to $50 million in shares of Common Stock ("Common Stock") of the Company during 1998. During the first quarter of 1998, the Company purchased approximately $21.6 million of Common Stock

5.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to federal, state, provincial and local environmental laws and regulations and currently is participating in the investigation and remediation of a number of sites. Where the remediation costs can reasonably be determined, and where such remediation is probable, the Company has recorded a liability. Management does not expect future environmental obligations to have a material impact on the results of operations, financial condition or cash flows of the Company.

     In the last ten years, the Company has disposed of significant pipeline, refining and producing property assets. In disposition agreements in connection therewith, the Company has made certain representations and warranties relating to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain of the disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, some of the representations, warranties and indemnities related to some of the disposed assets continue to survive under such disposition agreements. Further claims may be made against the Company under such disposition agreements or otherwise. While no assurance can be given as to the ultimate outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations, financial condition or cash flows.

     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect that these lawsuits, commitments or guarantees to have a materially adverse effect on its results of operations, cash flows or financial condition.

6.   NORCEN SUMMARIZED FINANCIAL INFORMATION

     The following table presents summarized financial information for Norcen as of and for the month ended March 31, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 -- "Financial Statement Requirements in Filings Involving the Guarantee of Securities of a Parent" ("SAB 53") The Norcen debt securities, 7 3/8% Debentures due May 15, 2006 in the aggregate principal amount of $250 million, 7.8% Debentures due July 2, 2008 in the aggregate principal amount of $150 million and 6.8% Debentures due July 2, 2002 in the aggregate principal amount of $250 million (collectively, "Debt Securities") have been fully and unconditionally guaranteed by the Company. The Company will continue to provide such summarized financial information for Norcen for as long as the Debt Securities remain outstanding and guaranteed by the Company.



                                                          Two Months Ended                One Month Ended
                                                         February 28, 1998(1)             March 31, 1998(2)
Summarized Income Statement Information:                (Dollars in millions)           (Dollars in millions)
  Operating revenues .............................          $  104.0                        $   50.5
  Operating income ...............................               4.0                           (16.0)
  Net (loss) .....................................          $  (30.0)(3)                    $  (12.8)

Summarized Balance Sheet Information:
  Current assets .................................          $  275.6                           337.8
  Non-current assets .............................           2,456.2                         5,208.8
  Current liabilities ............................             182.6                           266.8
  Non-current liabilities ........................           2,549.2                         5,279.8

----------------------

(1) Actual results for Norcen as of and for the month ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method for accounting for oil and gas operations.

(2) Results for Norcen as of and for the month ended March 31, 1998 include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

(3) Net loss includes $40 million in costs incurred by Norcen in connection with the Norcen Acquisition which were not reimbursed by the Company.



7.   PLANNED DIVESTITURES

     In April 1998, the Company announced a plan to divest of certain oil and gas producing properties which the Company considers to be non-core after the Norcen Acquisition. The planned divestitures are part of an overall deleveraging program designed to reduce the Company's debt to total capitalization ratio. The Company plans to sell at approximately $600 million of producing properties, in two phases. Phase one is expected to include producing properties in the Gulf of Mexico, southern Louisiana, southern Texas and eastern Texas. The second phase is expected to include properties located in the Rocky Mountains area, Argentina, Egypt and Australia. The sale of certain Canadian properties will also be offered in several property packages. The Company intends to dispose of the producing properties before the end of 1998. These properties represent less than ten percent of the Company's reserves, cash flows and production volumes. The Company also has announced its plan to explore opportunities to monetize its gathering, processing and marketing business.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated statement of financial position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Fort Worth, Texas

April 28, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNION PACIFIC RESOURCES GROUP INC.

                              RESULTS OF OPERATIONS

             QUARTER ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

SUMMARY FINANCIAL DATA

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1998        1997
                                                         ----        ----
                                                       (Millions of dollars)
       Total operating revenues ..................     $ 499.0     $ 531.7
       Total operating expenses ..................       421.7       345.3
       Operating income ..........................        77.3       186.4
           Net income ............................        31.2       117.2


Operating income for the first quarter of 1998 of $77.3 million decreased by $109.1 million (59%) from the first quarter 1997, primarily as a result of lower producing property operating income. Producing property operating income decreased $101.2 million as a result of lower product price realizations and higher production costs, depreciation, depletion and amortization expense. The lower prices were partially offset by increased volumes. Gathering, processing and marketing operating income for the first quarter of 1998 was lower as compared to the same period in 1997. The decrease in the two segments was partially offset by higher minerals operating income.

Net income for the first quarter 1998 was $31.2 million or $0.13 per diluted share. Net income was less by $86.0 million (73%) compared to the same period in 1997 as a result of lower operating income ($109.1 million) and increased interest costs ($28.5 million). Tax expense was lower due to the lower taxable income.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1998         1997
                                                                   ----         ----
                                                                 (Millions of dollars)
      Segment operating income:
           Producing property operations ...................     $  41.2      $ 142.4
           Gathering, processing and marketing .............        18.5         32.8
           Minerals ........................................        39.4         30.6
           Corporate/general and administrative ............       (21.8)       (19.4)
                                                                 -------      -------
              Total ........................................     $  77.3      $ 186.4
                                                                 =======      =======

PRODUCING PROPERTY OPERATIONS


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   1998        1997
                                                                   ----        ----
                                                                (Millions of dollars)
      Operating revenues ...................................     $ 362.7     $ 374.6
      Operating expenses:
         Production ........................................        93.3        73.1
         Exploration .......................................        56.1        42.8
         Depreciation, depletion and amortization ..........       172.1       116.3
                                                                 -------     -------
         Total operating expenses ..........................       321.5       232.2
                                                                 -------     -------
      Operating income .....................................     $  41.2     $ 142.4
                                                                 =======     =======

Producing property revenues for the first quarter of 1998 decreased by $11.9 million compared to the first quarter of 1997. Production volume increased by
439.7 MMcfed (27%) adding $100.9 million to revenues, while lower product prices of $0.59 per Mcfe (23%) reduced revenues by $108.9 million for the first quarter of 1998 compared to the first quarter of 1997.

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                   1998         1997         1998         1997
                                                                 --------     --------     --------     --------
                                                                   (without hedging)          (with hedging)
      Average price realizations - producing properties:
         Natural gas (per Mcf) .............................     $   1.86     $   2.54     $   1.97     $   2.41
         Natural gas liquids (per Bbl) .....................         9.30        13.23         9.30        13.20
         Crude oil (per Bbl) ...............................        11.93        20.83        12.32        19.51
         Average (per Mcfe) ................................         1.87         2.68         1.96         2.55

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                1998              1997
                                                                                ----              ----
      Production volumes - producing properties:
         Natural gas (MMcfd)...............................................    1,271.2          1,118.2
         Natural gas liquids (MBbld).......................................       31.4             30.8
         Crude oil (MBbld).................................................       98.6             51.4
         Total (MMcfed)....................................................    2,051.6          1,611.9

Natural gas volumes increased by 153 MMcfd (14%) in the first quarter of 1998 to 1,271.2 MMcfd, primarily as a result of the inclusion of one month of Norcen production volumes (153.4 MMcfd). During the first quarter of 1998, natural gas volumes in the Austin Chalk business unit declined 82.1 MMcfd compared to the first quarter of 1997 primarily in the Giddings field area. The declines in the Austin Chalk business unit were partially offset by increases in natural gas volumes during the first quarter of 1998 in the East Texas (33.2 MMcfd), South Texas/Plains/Canada (24.0 MMcfd) and Gulf Onshore/Offshore (23.2 MMcfd) business units.

Crude oil volumes increased by 47.2 MBbld (92%) over the first quarter of 1997 to 98.6 MBbld in the first quarter of 1998. The increase in crude oil volumes was primarily the result of the inclusion of one month of Norcen production volumes (35.9 MBbld) and an increase of 11.4 MBbld in the Austin Chalk business unit. The Austin Chalk business unit increase is the result of discoveries in the Austin Chalk area in Louisiana. The additional production volumes attributable to the Norcen Acquisition include production from the Canada (16.0 MBbld), Guatemala (10.5 MBbld) and Venezuela (6.3 MBbld) areas for the month of March 1998.

Production expenses increased by $20.2 million (28%) during the first quarter of 1998 compared to the first quarter of 1997. The increase in production expenses was attributable to Norcen's lease operating costs, which contributed $13.2 million to the increase for the month of March. Higher salt water disposal costs, salaries and benefits and maintenance in other business units made up the remainder of the increase. Production expenses on a per unit basis were $0.51 per Mcfe during the first quarter of 1998 compared to $0.50 per Mcfe during the first quarter of 1997.

Exploration expenses increased by $13.3 million (31%) during the first quarter of 1998. The increase in exploration expenses was primarily attributable to increased surrendered lease expense and geological and geophysical expense. The surrendered lease expense, which was higher by $6.6 million, reflects increased leasing activity in the East Texas and Gulf Onshore/Offshore business units. Geological and geophysical expenses were higher by $3.6 million, primarily due to the exploration efforts on properties acquired in connection with the Norcen Acquisition ($2.9 million).

Depreciation, depletion and amortization ("DD&A") increased by $55.8 million (48%) during the first quarter of 1998 to $172.1 million primarily due to the Norcen Acquisition ($44.4 million) and higher producing property volumes in other business units.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   1998        1997
                                                                   ----        ----
                                                                (Millions of dollars)
      Operating revenues ...................................     $  96.2     $ 124.7
      Gas purchases ........................................        27.3        50.2
                                                                 -------     -------
         Operating margin ..................................        68.9        74.5
      Operating expenses:
         Operating costs ...................................        32.6        26.4
         Depreciation, depletion and amortization ..........        17.8        15.3
                                                                 -------     -------
           Total operating expenses ........................        50.4        41.7
                                                                 -------     -------
      Operating income .....................................     $  18.5     $  32.8
                                                                 =======     =======

Gathering, processing and marketing operating margins for the first of quarter 1998 decreased by $5.6 million (8%) to $68.9 million. Processing margins decreased by $6.8 million, primarily due to lower plant product prices of $0.71 per Mcfe (30%) combined with a smaller relative decline in gas purchase prices. The decrease was partially offset by additional margins attributable to the acquisition of Highlands Gas Corporation ("Highlands") ($2.1 million) and the start-up of the Masters Creek plant ($2.4 million). Gathering margins decreased by $2.6 million from the first quarter of 1997, primarily due to lower volume throughput at the Ferguson/Burleson pipeline.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1998         1997
                                                               ----         ----
Sales volumes - plants:
   Natural gas (MMcfd) ................................         25.3         21.4
   Natural gas liquids (MBbld) ........................         43.7         41.6
   Total (MMcfed) .....................................        287.4        270.9



Average product price realizations - plants:
   Natural gas (per Mcf) ..............................     $   2.08     $   2.81
   Natural gas liquids (per Bbl) ......................         9.83        14.12
   Average (per Mcfe) .................................         1.68         2.39

Natural gas volumes for the first quarter of 1998 increased by 3.9 MMcfd (18%) over the first quarter of 1997. Increases in natural gas volumes were due to the start-up of the Masters Creek plant and were partially offset by lower inlet volumes at an East Texas business unit plant.

Natural gas liquids volumes increased by 2.1 MBbld (5%) during the first quarter of 1998. The additional volumes were attributable to the Highlands plants in the western Texas area (6.2 MBbld). These additional volumes were partially offset by lower inlet volumes at the Austin Chalk area plants (2.4 MBbld) and declines at East Texas area plants (1.8 MBbld).

Operating expenses increased by $8.7 million to $50.4 million in the first quarter of 1998. The increase in operating expenses was primarily associated with the acquisition of Highlands plants in the third quarter of 1997 and the start-up of the Masters Creek plant in the second quarter of 1997.

MINERALS OPERATIONS

Minerals operating income increased by $8.8 million during the first quarter of 1998, primarily due to higher income from the Company's 50% non-operating interest in Black Butte Coal Company. The higher income resulted from increased coal shipments under a coal supply contract.

INTEREST EXPENSE

Interest expense increased by $28.5 million to $39.2 million during the first quarter of 1998 from $10.7 million in the first quarter of 1997. The higher interest expense is primarily due to the increased debt balances incurred to fund the Norcen Acquisition, Highlands, and other property acquisitions and capital spending programs.

INCOME TAXES

Income taxes decreased by $47.2 million during the first quarter of 1998 to $8.3 million. The decrease in income taxes resulted from lower income before taxes and a lower effective tax rate. The effective tax rate for 1998 was 21.0% (including Section 29 tax credits of $4.1 million) compared with 32.1% in 1997 (including $4.8 million of Section 29 tax credits).

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the first quarter of 1998 was debt financing and cash provided by operations. Cash outflows during the first quarter of 1998 were primarily related to the Norcen Acquisition, capital and exploratory expenditures, including producing property purchases and the repurchase of Common Stock by the Company.

During the first quarter of 1998, the Company issued commercial paper supported by the $2.7 billion 364 Day Competitive Advance/Revolving Credit Agreement ("Norcen Acquisition Facility") entered into in connection with the Norcen Acquisition. As a result of the Norcen Acquisition, the Company also assumed the net debt of Norcen, including commercial paper and debentures, aggregating approximately $1.0 billion. The Norcen Acquisition Facility includes a mandatory prepayment provision and a series of "prepayment events." The mandatory prepayment provision requires that $1.35 billion be repaid prior to March 1999. In addition, 75% of the net proceeds resulting from any prepayment events must be applied to reduce the indebtedness under the credit agreement. Prepayment events include sales of assets in excess of $10 million and debt and equity issuances. In addition, as a result of the Norcen Acquisition, the covenants in the Company's other credit agreements, including the Company's $600 million and $300 million revolving credit agreements and Norcen's credit facilities were modified. The Company's $600 million and $300 million revolving credit agreements were amended to provide that debt should not exceed 75% of the total of the Company's debt and shareholders' equity (65% after September 30, 1999). Additionally, the EBITDAX (the sum of operating income, depreciation, depletion and amortization, and exploration expenses) of the Company's principal subsidiaries (as defined in the agreements) are required to be at least 80% of the Company's consolidated EBITDAX. The modifications also placed other restrictions on the Company regarding the creation of liens, incurrence of additional indebtedness, transactions with affiliates, sales of stock of Union Pacific Resources Company (a wholly owned subsidiary of the Company) and certain mergers, consolidations, and asset sales. The Norcen credit agreements were also modified to provide additional events of default to the Norcen Acquisition Facility. One of the additional events of default was an event of default under the Norcen Acquisition Facility. The Company also issued approximately $116 million of additional commercial paper supported by other credit facilities during the first quarter of 1998. These proceeds were used for general corporate purposes.

Excluding commercial paper, the Company has no debt maturing in the next four years. All debt of the Company except for $350 million of outstanding commercial paper has been classified as long-term debt reflecting the Company's intent to maintain these short-term borrowings on a long-term basis either through the issuance of additional commercial paper or debt securities. The Company intends to sell long-term debt securities, including notes and debentures aggregating approximately $1.0 billion in the second quarter of 1998. The aggregate net proceeds from the sale of these debt securities will be used to reduce outstanding commercial paper.

As of March 31, 1998 and 1997, the total capitalization of the Company was as follows:

                                                                  March 31,   December 31,
                                                                    1998          1997
                                                                    ----          ----
Short-term debt:
      Commercial paper, net ................................     $  350.0      $     --

Long-term debt:
      Commercial paper, net ................................      3,479.7         663.1
      6.8% debentures due 2002 .............................        250.0            --
      7% notes due 2006 ....................................        200.0         200.0
      7.375% debentures due 2006 ...........................        250.0            --
      7.8% debentures due 2008 .............................        150.0            --
      7.5% debentures due 2026 .............................        200.0         200.0
      7.5% debentures due 2096 .............................        150.0         150.0
      Tax exempt revenue bonds .............................         20.1          20.1
      (Discount) premium on notes and debentures - net .....          8.9          (2.6)
                                                                 --------      --------
         Total long-term debt ..............................      4,708.7       1,230.6
Shareholders' equity .......................................      1,765.0       1,760.7
                                                                 --------      --------
      Total capitalization .................................     $6,823.7      $2,991.3
                                                                 ========      ========
      Debt to total capitalization .........................         74.1%         41.1%
                                                                 ========      ========

Inasmuch as the Company's debt to total capitalization ratio at March 31, 1998 was 74.1%, the Company has minimal capacity to incur additional debt. On April 20, 1998, the Company announced its intention to proceed with a deleveraging program. In connection with this program, the Company intends to sell approximately $600 million of non-core exploration and production properties by the end of 1998, explore opportunities to monetize its gathering, processing, and marketing business, and reduce its 1998 capital and exploratory spending by approximately $300 million. The aggregate net proceeds from the sale of the properties will be used to reduce the Company's outstanding commercial paper or other indebtedness. The Company plans to reduce its debt to total capitalization ratio to approximately 50% within the next 12 to 18 months.

Cash provided by operations during the first quarter of 1998 decreased by $126.8 million (30%) from the same period in 1997, primarily due to lower hydrocarbon product sales prices and higher interest expense associated with the increased debt level.

Capital and exploratory expenditures for the first quarter of 1998, excluding the Norcen Acquisition, were $487.1 million, a $203.1 million increase (72%) compared to the first quarter of 1997. Capital and exploratory expenditures are summarized as follows:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998         1997
                                                                        ----         ----
                                                                      (Millions of dollars)
      Capital and exploratory expenditures:
         Exploration and production .............................     $  439.7     $  247.8
         Gathering, processing and marketing ....................         41.0         31.1
         Minerals and other .....................................          6.4          5.1
                                                                      --------     --------
              Total .............................................        487.1        284.0
         Norcen acquisition .....................................      2,623.2           --
                                                                      --------     --------
              Total capital and exploratory expenditures ........     $3,110.3     $  284.0
                                                                      ========     ========

Exploration and production capital spending increased by $191.1 million (77%) during the first quarter of 1998 as compared to the first quarter of 1997. Increased spending for property acquisitions ($88.8 million) and development drilling primarily in the Canada and Austin Chalk business units accounted for a majority of the increase. These increases were partially offset by lower lease acquisition spending in the Austin Chalk and East Texas business units ($48.9 million).

The Company expects its total capital and exploratory spending during 1998, excluding the Norcen Acquisition, to be approximately $1.3 billion. However, the extent and timing of this expected spending may be affected by changes in business and operating conditions as well as by the timing and availability of suitable investment opportunities. Such spending will be funded primarily through cash provided by operations. Such spending is expected to be focused on drilling, lease acquisitions, and property acquisitions. Drilling is expected to be concentrated in the Gulf of Mexico, Austin Chalk, western Canada, and Guatemala. The Company expects to increase its total annual sales volumes in 1998 by approximately 60% over 1997 while increasing its hydrocarbon reserves. The sales volume growth is expected to be achieved primarily through the Norcen Acquisition. The Company may selectively pursue opportunities to expand its gathering, processing, and marketing business. The Company also may pursue additional international investment opportunities where its technological and operating expertise can be utilized.

The Company purchased $21.6 million of its Common Stock during the first quarter of 1998. The Company paid a $0.05 per share quarterly cash dividend ($12.4 million) on its outstanding Common Stock in January 1998. On February 19, 1998 and April 17, 1998, the Board of Directors declared a cash dividend of $0.05 per share payable in the second and third quarter of 1998, respectively.



                           FORWARD LOOKING INFORMATION

Certain information included in this quarterly report and other materials filed by the Company with the Securities and Exchange Commission contain projections and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters, competition and the Company's ability to realize significant improvements with the change to a more adaptive corporate culture. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of hydrocarbon prices and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; competition in the oil and gas industry as well as competition from other sources of energy; the economics of producing certain reserves; demand and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. Additionally, unpredictable or unknown factors not discussed herein could have material adverse effects on actual results related to matters which are the subject of forward looking information. The Company does not intend to update these cautionary statements.

With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and deleveraging program and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending and acquisition programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMMODITY PRICE RISK - NON-TRADING ACTIVITIES

The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with contractual commitments, price volatility, and other market variables. These instruments are generally put in place to limit risk of adverse price movements, however, when this is done, these same instruments usually limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded futures and over-the-counter options.

Recognition of realized gains/losses and option premium payments/receipts in the Condensed Consolidated Statements of Income are deferred until the underlying physical product is purchased or sold. Unrealized gains/losses on derivative financial instruments are not recorded. Margin deposits, deferred gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Condensed Consolidated Statements of Financial Position. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operations in the Condensed Consolidated Statements of Cash Flows. At March 31, 1998, the Company had margin deposits of $4.0 million.

In connection with purchase accounting adjustments relating to the Norcen Acquisition, an asset was recorded on the balance sheet for $26.8 million representing the fair value of acquired futures contracts. The value of the asset will be amortized over the contracts' term. Excluding the $26.8 million unamortized value associated with the acquired contracts, the Company's unrecognized loss at March 31, 1998 was $22.7 million.

In connection with purchase accounting adjustments relating to the Norcen Acquisition, an asset was recorded on the balance sheet for $26.8 million representing the fair value of acquired futures contracts. The

The following table summarizes the Company's open positions as of March 31, 1998, which hedge the Company's future oil & gas production from oil and gas activities.

                                                                                WEIGHTED           FAIR          UNRECOGNIZED
                                 CONTRACT                                     AVG. PRICES          VALUE          GAIN(LOSS)
PRODUCT          TYPE           TIME PERIOD                  VOLUME             PER MCF          (MILLIONS)       (MILLIONS)
----------------------------------------------------------------------------------------------------------------------------
Gas         Futures/swaps      May - Oct 1998               226 MMcfd             $2.08           $ (17.8)        $ (17.8)
Gas         Futures/swaps      May - Oct 1998                71 MMcfd             $1.30              (2.0)           (2.0)
Gas         Futures/swaps      May - Oct 1998                20 MMcfd             $2.19              (1.4)           (1.4)
Gas         Futures/swaps      May - Dec 1998                15 MMcfd             $2.36              (0.4)           (0.4)
Gas         Futures/swaps      Nov - Dec 1998                22 MMcfd             $2.17              (0.8)           (0.8)
Gas         Futures/swaps      Jan - Dec 1999                 5 MMcfd             $2.28              (0.4)           (0.4)
Gas         Net calls sold     May - Oct 1998               100 MMcfd             $2.58               2.8            (1.2)
Gas         Option collars     May - Oct 1998                10 MMcfd           $2.00/2.10           (0.8)           (0.8)
Gas         Puts               May - Oct 1998               153 MMcfd             $2.04               0.7            (3.4)
            purchased
Gas         Fixed price        May 1998 - Jun 2008         62.2 Bcf               $2.98              15.9            15.9
Gas         Fixed price        May 1998 - Dec 2000         76.4 Bcf               $1.70             (11.4)          (11.4)


Oil         Futures/swaps      May - Jul 1998               3.6 Mbd              $18.94               0.8             0.8
Oil         Futures/swaps      May - Dec 1998                26 Mbd              $18.88              14.0            14.0
Oil         Futures/swaps      Jan - Dec 1999                11 Mbd              $20.00              10.7            10.7
Oil         Futures/swaps      Jan 1999 - Dec 2000            2 Mbd              $12.06               0.7             0.7
Oil         Calls sold         Jul - Dec 1998                 1 Mbd              $21.00               0.2             0.1
Oil         Fixed price        May - Dec 1998               3.4 Mmb              $10.15               1.5             1.5
                                                                                                  -------         -------
                                                                                                $  12.3         $   4.1
                                                                                                  =======         =======

Union Pacific Fuels, Inc. ("UP Fuels") periodically enters into financial contracts in conjunction with transportation, storage, and customer service programs. The following table summarizes UP Fuels' open positions as of March 31, 1998.

                                                                                WEIGHTED           FAIR           UNRECOGNIZED
                                    CONTRACT                                   AVG. PRICES         VALUE           GAIN(LOSS)
PRODUCT         TYPE               TIME PERIOD               VOLUME              PER MCF         (MILLIONS)        (MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
Gas         Futures/swaps
            purchased          May 1998 - Dec 2001          45.0 Bcf               $2.08           $  13.8          $  13.8
Gas         Futures/swaps
            sold               May 1998 - Dec 2001          39.6 Bcf               $2.25             (10.4)           (10.4)
                                                                                                   -------          -------
                                                                                                   $   3.4          $   3.4
                                                                                                   =======          =======

Additionally, the Company had previously sold near-term futures contacts and swaps for May through December 1998 with respect to notional natural gas volumes of 47 MMcfd. Subsequently these positions were offset by purchasing corresponding volumes through futures contracts and swaps for the same delivery periods. The unrecognized gain at March 31, 1998 relating to these transactions was $0.5 million.

Unrecognized mark-to-market gains and losses were determined based on current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity.

INTEREST RATE SWAPS

The Company periodically enters into rate swaps and contracts to hedge certain interest rate transactions. As of March 31, 1998, the Company had entered into $250 million of Treasury rate lock contracts to hedge the interest rates related to the future issuance of bonds. The unrecognized gain associated with these contracts was approximately $1.0 million. Additionally, the Company acquired interest rate swap contracts with maturity dates varying between March 1999 and July 2008 in connection with the Norcen Acquisition. These such contracts have aggregate notional amounts of approximately $450 million, with interest rates between 7.1% and 7.79%. As a result of purchase accounting for the Norcen Acquisition, the Company recorded a $38.4 million deferred asset on the balance sheet representing the fair value such contracts. The asset will be amortized over the life of such contracts. The unrecognized gain on such contracts at March 31, 1998, excluding the purchase accounting treatment, was approximately $39.6 million. Subsequent to March 31, 1998, the Company has closed all such contracts.

FOREIGN CURRENCY CONTRACTS

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with a $348 million notional amount and maturities between March 1998 and December 1999. As a result of purchase accounting for the Norcen Acquisition, the Company recorded a $15 million deferred liability on the balance sheet representing the fair value of such contracts. The deferred liability will be amortized over the life of such contracts. The unrecognized loss on such contracts at March 31, 1998, excluding the purchase accounting treatment, was $16.4 million.

CREDIT RISK

Credit risk is the risk of loss as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to the current replacement value to arrive at a total expected credit exposure. The Company has established methodologies to establish limits, monitor and report creditworthiness and concentrations of credit to reduce such credit risk. At March 31, 1998, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts with such counterparty, was less than $5.2 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including but not limited to royalty claims, contract claims, personal injury claims and environmental claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated financial condition, cash flows or results of operations of the Company. Refer to the Company's Annual Report on Form 10-K for additional information regarding such proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

10.1 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific Resources Inc., and Canadian Imperial Bank of Commerce, related to the Extendable Revolving Term Credit Facility Agreement dated May 30, 1997.

10.2 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific Resources Inc., and The Toronto-Dominion Bank related to the Amended and Restated Extendable Revolving Term Credit Facility Agreement dated May 29, 1997.

10.3 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific Resources Inc., and ABN AMRO Bank Canada related to the Amended and Restated Extendable Revolving Term Credit Facility Agreement dated June 10, 1997.

10.4 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific Resources Inc., and Union Bank of Switzerland (Canada) related to the Amended and Restated Extendable Revolving Term Credit Facility Agreement dated May 29, 1997.

10.5 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific Resources Inc., and Royal Bank of Canada related to the Amended and Restated Extendable Revolving Term Credit Facility Agreement dated May 30, 1997.

11      Computation of earnings per share

12      Computation of ratio of earnings to fixed charges

15      Awareness letter of Arthur Andersen LLP dated May 12, 1998

27      Financial data schedule

(b)     REPORTS ON FORM 8-K

On January 26, 1998, the Company filed a Current Report on Form 8-K containing a copy of two press releases issued by the Company on January 26, 1998. The first press release announced that the Company's Board of Directors and the Board of Directors of Norcen, had unanimously approved the Norcen Acquisition by UPRI. The second press release announced the Company's 1997 annual operating revenues, net income and certain other financial information.

On March 17, 1998, the Company filed a Current Report on Form 8-K containing a copy of two press releases issued by the Company. The first press release issued on March 3, 1998, announced the closing of its tender offer for up to 100% of the common shares of Norcen. In the second press release, issued on March 6, 1998, UPRI announced that on March 5, 1998, UPRI completed the compulsory acquisition procedures pursuant to Section 206 of the Canada Business Corporations Act to acquire the remaining issued and outstanding common shares of Norcen.

On March 27, 1998, the Company filed a Current Report on Form 8-K concerning changes in the Company's certifying auditors. Deloitte & Touche LLP was dismissed effective with the completion of its annual audit of the Company's financial statements and the filing on March 26, 1998 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

On May 6, 1998, the Company filed a Current Report on Form 8-K/A. This Current Report included financial statements and supplemental information for Norcen for the period ending December 31, 1997. Additionally it included an unaudited pro forma balance sheet as of December 31, 1997 to give effect to the Norcen Acquisition as if the Norcen Acquisition had occurred on December 31, 1997. The Current Report also included an unaudited proforma condensed consolidated statement of operations for the year ended December 31, 1997 to give effect to the Norcen Acquisition, as if the acquisition and certain events had occurred on January 1, 1997.

On May 6, 1998, the Company filed a Current Report on Form 8-K containing a copy of three press releases issued by the Company on April 20, 1998 and April 27, 1998. Two of the press releases relate to the Company's deleveraging program. The third press release announced the Company's first quarter 1998 results of operations.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 12, 1998




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

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX


   Exhibit No.                            Description
   -----------                            -----------
     10.1        Guarantee and subordination agreement dated as of March 31,
                 1998, among Union Pacific Resources Group Inc., Union Pacific
                 Resources Inc., and Canadian Imperial Bank of Commerce, related to the Extendable Revolving Term Credit Facility Agreement
                 dated May 30, 1997.

     10.2 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific
                 Resources Inc., and The Toronto-Dominion Bank related to the
                 Amended and Restated Extendable Revolving Term Credit Facility
                 Agreement dated May 29, 1997.

     10.3 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific
                 Resources Inc., and ABN AMRO Bank Canada related to the Amended and Restated Extendable Revolving Term Credit Facility
                 Agreement dated June 10, 1997.

     10.4 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific
                 Resources Inc., and Union Bank of Switzerland (Canada) related to the Amended and Restated Extendable Revolving Term Credit
                 Facility Agreement dated May 29, 1997.

     10.5 Guarantee and subordination agreement dated as of March 31, 1998, among Union Pacific Resources Group Inc., Union Pacific
                 Resources Inc., and Royal Bank of Canada related to the Amended and Restated Extendable Revolving Term Credit Facility
                 Agreement dated May 30, 1997.

     11          Computation of earnings per share

     12          Computation of ratio of earnings to fixed charges

     15          Awareness letter of Arthur Andersen LLP dated May 12, 1998

     27          Financial data schedule