Form 10-Q
period 1998-06-30
UNION PACIFIC RESOURCES GROUP INC
filed 1998-08-14
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission file number 1-13916

                       UNION PACIFIC RESOURCES GROUP INC.
             (Exact name of registrant as specified in its charter)

                 UTAH                                    13-2647483
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

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

         As of July 31, 1998, there were 251,110,657 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX

                                             PART I. FINANCIAL INFORMATION
                                                                                                        Page Number
                                                                                                        -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME - For the Three
          Months and Six Months Ended June 30,1998 and 1997........................................         2

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -
           At June 30, 1998 and December 31, 1997..................................................       3 - 4

 .        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
          Six Months Ended June 30, 1998 and 1997..................................................         5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................      6 - 11

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................................        12


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................................................................      13 - 27

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................      27 - 29



                                             PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................        30

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................        30

ITEM 5:  OTHER INFORMATION.........................................................................      30 - 31

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................        31

SIGNATURE..........................................................................................        32

                       UNION PACIFIC RESOURCES GROUP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months and Six Months Ended June 30, 1998 and 1997
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                     ------------------------      ------------------------
                                                        1998           1997           1998           1997
                                                     ---------      ---------      ---------      ---------
Operating revenues:
    Oil and gas operations:
       Exploration and Production .................  $   440.8      $   304.6      $   802.8      $   674.6
       Gathering, processing and marketing ........      119.7           89.7          215.9          214.4
       Other oil and gas revenues .................       24.0           18.6           24.7           23.2
                                                     ---------      ---------      ---------      ---------
          Total oil and gas operations ............      584.5          412.9        1,043.4          912.2
    Minerals ......................................       36.6           31.7           76.7           64.1
                                                     ---------      ---------      ---------      ---------
           Total operating revenues ...............      621.1          444.6        1,120.1          976.3
                                                     ---------      ---------      ---------      ---------

Operating expenses:
    Production ....................................      129.7           71.8          223.0          144.9
    Exploration, including exploratory dry holes ..       94.5           49.2          150.6           92.0
    Gathering, processing and marketing ...........       68.7           52.7          128.6          129.3
    Minerals ......................................        0.6            1.2            1.3            2.5
    Depreciation, depletion and amortization ......      283.6          134.8          474.7          267.8
    General and administrative ....................       25.1           19.9           45.7           38.4
                                                     ---------      ---------      ---------      ---------
              Total operating expenses ............      602.2          329.6        1,023.9          674.9
                                                     ---------      ---------      ---------      ---------

Operating income ..................................       18.9          115.0           96.2          301.4
Other income (expense) - net ......................       14.0            3.9           15.4            0.9
Interest expense ..................................      (78.3)         (11.0)        (117.5)         (21.7)
                                                     ---------      ---------      ---------      ---------
Income (loss) before income taxes .................      (45.4)         107.9           (5.9)         280.6
Income taxes ......................................       28.1          (33.5)          19.8          (89.0)
                                                     ---------      ---------      ---------      ---------

Net income (loss) .................................  $   (17.3)     $    74.4      $    13.9      $   191.6
                                                     =========      =========      =========      =========

Other comprehensive income, net of tax:
    Foreign currency translation adjustments ......      (40.6)           0.5          (37.0)          (0.8)
                                                     ---------      ---------      ---------      ---------
Comprehensive income (loss) .......................  $   (57.9)     $    74.9      $   (23.1)     $   190.8
                                                     =========      =========      =========      =========

Earnings (loss) per share - basic .................  $   (0.07)     $    0.30      $    0.06      $    0.77
Earnings (loss) per share - diluted ...............  $   (0.07)     $    0.30      $    0.06      $    0.76

Weighted average shares outstanding - diluted .....      247.6          251.0          248.2          251.0
Cash dividends per share ..........................  $    0.05      $    0.05      $    0.10      $    0.10

 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At June 30, 1998 and December 31, 1997
                              (Millions of dollars)

                                                              June 30,     December 31,
                                                                1998           1997
                                                             ---------     -----------
                                                            (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments .....................     $   105.2      $    70.6
    Accounts receivable - net ..........................         444.5          385.4
    Inventories ........................................          91.5           53.1
    Other current assets ...............................          43.7           67.7
                                                             ---------      ---------
          Total current assets .........................         684.9          576.8
                                                             ---------      ---------

Properties (successful efforts method): (Note 4)
    Cost ...............................................      13,007.5        7,414.4
    Accumulated depreciation, depletion and amortization      (4,146.7)      (3,749.0)
                                                             ---------      ---------
          Total properties - net .......................       8,860.8        3,665.4

Intangible and other assets ............................         320.7          230.0
                                                             ---------      ---------

Total assets ...........................................     $ 9,866.4      $ 4,472.2
                                                             =========      =========






 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At June 30, 1998 and December 31, 1997
                              (Millions of dollars)

                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                 ----------     ------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................     $    541.3      $    426.7
     Advance payment (Note 6) ..............................          250.0              --
     Accrued taxes payable .................................           68.4            59.3
     Other current liabilities .............................          127.6            71.7
                                                                 ----------      ----------
          Total current liabilities ........................          987.3           557.7
                                                                 ----------      ----------

Long-term debt (Note 4) ....................................        4,751.9         1,230.6
Deferred income taxes ......................................        1,930.4           552.9
Other long-term liabilities (Note 7) .......................          498.6           370.3

Shareholders' equity:
     Common stock, no par value;
       Authorized shares--400,000,000
       Issued shares--254,274,102 and 254,268,200 ..........             --              --
     Paid-in surplus .......................................          991.4           991.2
     Unearned employee stock ownership plan ................          (98.8)         (102.0)
     Retained earnings .....................................          946.5           957.4
     Unearned compensation .................................           (8.2)          (11.8)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment ..............          (54.3)          (17.3)
         Minimum pension contra equity .....................           (1.0)           (1.0)
     Treasury stock, at cost:
         Shares--3,220,148 and 2,379,625 ...................          (77.4)          (55.8)
                                                                 ----------      ----------
          Total shareholders' equity .......................        1,698.2         1,760.7
                                                                 ----------      ----------

Total liabilities and shareholders' equity .................     $  9,866.4      $  4,472.2
                                                                 ==========      ==========








 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                              (Millions of dollars)
                                   (Unaudited)

                                                             1998          1997
                                                           --------      --------
Cash flows provided by operations:
    Net income .......................................     $   13.9      $  191.6
    Non-cash charges to income:
       Depreciation, depletion and amortization ......        474.7         267.8
       Deferred income taxes .........................        (42.1)         45.9
       Other non-cash charges - net ..................         66.5          42.8
    Changes in current assets and liabilities ........        220.5          24.0
                                                           --------      --------
          Cash provided by operations ................        733.5         572.1
                                                           --------      --------

Cash flows from investing activities:
    Capital and exploratory expenditures .............       (928.6)       (643.1)
    Acquisition of Norcen (Note 4) ...................     (2,634.3)           --
    Proceeds from sales of assets ....................         50.3           4.9
    Proceeds from sales of investments ...............         48.4            --
    Proceeds from settlement of contract .............         70.3            --
    Other investing activities - net .................           --          (6.4)
                                                           --------      --------
          Cash used by investing activities ..........     (3,393.9)       (644.6)
                                                           --------      --------

Cash flows from financing activities:
    Dividends paid ...................................        (24.8)        (25.0)
    Debt financing ...................................      2,488.5           1.9
    Purchase of treasury stock .......................        (21.6)         (0.8)
    Other financings - net (Note 6) ..................        252.9          20.2
                                                           --------      --------
          Cash provided (used) by financing activities      2,695.0          (3.7)
                                                           --------      --------

Net change in cash and temporary investments .........         34.6         (76.2)
Cash at beginning of period ..........................         70.6         118.9
                                                           --------      --------
Cash at end of period ................................     $  105.2      $   42.7
                                                           ========      ========









See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the condensed consolidated financial statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1997 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the pro forma combined financial statements contained in the Company's Current Report on Form 8-K/A filed on May 6, 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for each reporting period. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company's estimates and assumptions.

2.   NEW ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosure requirements relating to pension and other postretirement benefit plans. It standardizes the disclosure requirements to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets. The Company plans to adopt SFAS No. 132 for the year ending December 31, 1998.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement requires that all derivatives be recognized on the balance sheet, measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge and be eligible for special accounting treatment. For derivatives not designated as hedges, gains or losses are recognized in earnings in the period of change. However, the special accounting treatment afforded hedge transactions may delay the recognition of a portion of the gain or loss on the derivative, which would later be recorded concurrent with the gain or loss on the item being hedged. The impact of the statement on the Company will depend upon price volatility and the level of open derivative positions at the end of a reporting period. The Company plans to adopt SFAS No. 133 in the first quarter of 2000.

3.   BUSINESS SEGMENT INFORMATION

     The following table presents summarized segment information for the Company pursuant to SFAS No. 131.

                                                        Six Months Ended June 30,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
                                                          (Millions of dollars)
Revenues:
     Exploration and production ....................     $  827.5      $  697.8
     Gathering, processing and marketing ...........        215.9         214.4
     Minerals ......................................         76.7          64.1
                                                         --------      --------
          Total ....................................     $1,120.1      $  976.3
                                                         ========      ========

Operating income:
     Exploration and production ....................     $   16.2      $  226.9
     Gathering, processing and marketing ...........         53.0          54.0
     Minerals ......................................         75.4          60.6
     Corporate(a)  .................................        (48.4)        (40.1)
                                                         --------      --------
          Total ....................................     $   96.2      $  301.4
                                                         ========      ========

                                                            At June 30,    At December 31,
                                                                1998             1997
                                                           ------------    --------------
                                                                (Millions of dollars)
Fixed assets (net of DD&A):
     Exploration and production ......................     $    7,899.5     $    2,695.7
     Gathering, processing and marketing .............            820.2            843.4
     Minerals ........................................             23.7             23.6
     Corporate .......................................            117.4            102.7
                                                           ------------     ------------
          Total ......................................     $    8,860.8     $    3,665.4
                                                           ============     ============

     (a) Operating income for the Corporate segment consists of general and administrative expense.

4.   ACQUISITION OF NORCEN

     On January 25, 1998, the Company and Union Pacific Resources Inc., an Alberta corporation and a wholly-owned subsidiary of the Company ("UPRI"), entered into a pre-acquisition agreement ("Pre-acquisition Agreement") with Norcen Energy Resources Limited ("Norcen"). Under the Pre-acquisition Agreement, the Company and UPRI agreed to make an offer (the "tender offer") for up to 100 percent of the common shares of Norcen, subject to certain conditions. On March 3, 1998, the Company announced the closing of the tender offer. In total, 95.5 percent of the outstanding common shares of Norcen were tendered at a purchase price of US $13.65 per share.

     On March 5, 1998, UPRI completed the compulsory acquisition of the remaining common shares outstanding which were not tendered. (The closing of the tender offer and completion of the compulsory acquisition is referred to as the "Norcen Acquisition.") The aggregate purchase price for the Norcen Acquisition, including non-recurring transaction costs of $28.1 million, was $2.634 billion.

     Norcen operations primarily consisted of oil and gas exploration and development operations in western Canada, the Gulf of Mexico, Guatemala and Venezuela.

     The Company funded the purchase price of the Norcen Acquisition through the issuance of commercial paper, supported by the Company's U.S. $2.7 billion 364 Day Competitive Advance/Revolving Credit Agreement dated March 2, 1998. In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," the Norcen Acquisition was accounted for as a purchase effective March 3, 1998.

     The following table represents the revised preliminary allocation of the total purchase price of the assets acquired and liabilities assumed, based upon their fair values on the date of the Norcen Acquisition. Any additional adjustments to the allocation of the purchase price are not anticipated to be material to the Condensed Consolidated Financial Statements of the Company.

                                                                     (Millions of dollars)
     Working capital..............................................       $    112.3
     Property, plant and equipment................................          4,923.4
     Other assets.................................................            227.4
     Long-term debt...............................................         (1,011.9)
     Other non-current liabilities, including deferred taxes......         (1,616.9)
                                                                           --------
          Total purchase price....................................        $ 2,634.3
                                                                          =========

     The following table presents unaudited pro forma condensed consolidated statements of operations of the Company for the six months ended June 30, 1998 and 1997, as though the Norcen Acquisition had occurred on January 1, 1997. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.

                                                     Six Months Ended June 30,
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
                                        (Millions of dollars, except per share amounts)
     Revenues .................................     $  1,220.4      $  1,290.7
     Costs and expenses .......................        1,155.0         1,036.8
                                                    ----------      ----------
     Operating income .........................           65.4           253.9
     Interest expense .........................         (151.9)         (117.1)
     Other income (expense) - net .............            4.3             0.9
                                                    ----------      ----------
     Income (loss) before income taxes ........          (82.2)          137.7
     Income tax benefit (expense) .............           47.6           (40.9)
                                                    ----------      ----------
     Net income (loss) ........................     $    (34.6)     $     96.8
                                                    ==========      ==========

     Earnings (loss) per share - basic ........     $    (0.14)     $     0.39
     Earnings (loss) per share - diluted ......          (0.14)           0.39

     The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations or the financial position which would have occurred had the Norcen

     Acquisition been consummated on January 1, 1997, nor is it necessarily indicative of future results of operations of the Company.

     NORCEN SUMMARIZED FINANCIAL INFORMATION

     Shortly after the Norcen Acquisition, Norcen was amalgamated with UPRI (the "Amalgamation"). Prior to the Amalgamation, UPRI's operations primarily consisted of oil and gas operations in western Canada. After the Amalgamation, certain non-Canadian international assets have been or will soon be distributed or contributed from UPRI to affiliates of the Company.

     As a result of the Amalgamation, UPRI succeeded to and assumed the obligations of Norcen, including the public debt obligations of Norcen (the "Debt Securities"). The Debt Securities include 7 3/8% Debentures due May 15, 2006, in the aggregate principal amount of $250 million, 7.8% Debentures due July 2, 2008, in the aggregate principal amount of $150 million and 6.8% Debentures due July 2, 2002, in the aggregate principal amount of $250 million, each of which have been fully and unconditionally guaranteed by the Company.

     The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the two months ended February 28, 1998 and four months ended June 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the Debt Securities remain outstanding and guaranteed by the Company.

                                                               Two Months Ended      Four Months Ended
                                                            February 28, 1998(1)      June 30, 1998(2)
                                                            ---------------------    -----------------
Summarized Statement of Income Information:                 (Millions of dollars)   (Millions of dollars)
  Operating revenues ..................................     $        104.0         $        170.4
  Operating income (loss) .............................                4.0                  (68.0)
  Net (loss) ..........................................              (30.0)(3)              (40.8)

Summarized Statement of Financial Position Information:
  Current assets ......................................              275.6                  134.5
  Non-current assets ..................................            2,456.2                3,947.2
  Current liabilities .................................              182.6                  196.7
  Non-current liabilities and equity ..................            2,549.2                3,885.0

---------------------------------
     (1) Results for UPRI as of and for the two months ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method for accounting for oil and gas operations.

     (2) Results for UPRI as of and for the four months ended June 30, 1998 include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of the purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

     (3) Net loss includes $40 million in costs incurred by UPRI in connection with the Norcen Acquisition which were not reimbursed by the Company.

5.   PLANNED DIVESTITURES

     On April 20, 1998, the Company announced that its Board of Directors had authorized management to proceed with a deleveraging program with a focus toward reducing the Company's debt to total capitalization ratio and obtaining a strong investment grade credit rating within 18 months. This program includes the Company's plans to sell approximately $600 million of producing properties. The Company expects to complete these sales before the end of 1998. All of the properties identified for sale in the aggregate represent less than ten percent of the Company's reserves, cash flows and production volumes.

     In connection with this deleveraging program, the Board of Directors also provided conditional approval to management to pursue potential monetization of the Company's gathering, processing and marketing ("GPM") business. On July 2, 1998, a Confidential Descriptive Memorandum ("CDM") for UPFuels, in which the Company's GPM business is concentrated, was distributed to prospective buyers. This CDM solicits offers and provides the impetus for further discussions relating to the monetization of the Company's GPM business. The Company has received numerous and wide-ranging proposals and is in the process of reviewing such proposals. Certain of the prospective buyers were invited to further review documents and other information relating to the Company's GPM business. Such reviews will commence in the third quarter of 1998. It is the intention of management of the Company to consummate the monetization transaction as soon as practicable.

6.   ADVANCE PAYMENT/FORWARD SALE

     In June 1998, Union Pacific Fuels, Inc. ("UPFI") entered into a forward sale transaction. Under the terms of the forward sale agreement, UPFI received $250.0 million in cash and is required to deliver 567.3 BBtu of gas per day to the purchaser beginning in October 1998 and continuing through March 1999. The Company has recorded the obligation associated with this transaction as an advanced payment, a current liability. This liability will be amortized to income as the gas is delivered over the term of the contract. In addition, UPFI has entered into a gas price swap to hedge exposure to price risk associated with this transaction (see Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3 of this report).

7.   COMMITMENTS AND CONTINGENCIES

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

     In the last ten years, the Company has disposed of significant pipeline, refining and producing property assets. In disposition agreements in connection therewith, the Company has made certain representations and warranties relating to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, some of the representations, warranties and indemnities related to some of the disposed assets continue to survive under such disposition agreements. Further claims may be made against the Company under such disposition agreements or otherwise. While no assurance can be given as to the ultimate outcome of these claims, the Company does not expect these matters to have a materially adverse effect on its results of operations, financial condition or cash flows.

     The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect these lawsuits, commitments or guarantees to have a materially adverse effect on its results of operations, financial condition or cash flows.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated statement of financial position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three month and six month periods then ended and the condensed consolidated statement of cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

July 27, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the second quarter of 1998, the Company reorganized its exploration and production business units into five core geographic areas in the United States and four core areas for international operations. The core areas in the United States comprise (1) the Austin Chalk trend in Texas and Louisiana, unchanged from the previous structure, (2) the East/West Texas business unit representing the combination of the former East Texas and West Texas business units, (3) the Western Region business unit consisting of the Land Grant Area in Colorado, Wyoming and Utah, as well as additional properties in Kansas, (4) the Gulf Coast Onshore business unit covering the onshore coastal plain of Texas and Louisiana, and (5) the Offshore business unit, which manages the Company's Gulf of Mexico operations. International core areas are (1) Canada, (2) Guatemala, (3) Venezuela, and (4) Other International.

                              RESULTS OF OPERATIONS

              QUARTER ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

SUMMARY FINANCIAL DATA

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      1998          1997
                                                  ------------  -------------
                                                     (Millions of dollars)
            Total operating revenues .............  $  621.1      $  444.6
            Total operating expenses .............     602.2         329.6
            Operating income .....................      18.9         115.0
            Net income (loss) ....................     (17.3)         74.4
            Earnings (loss) per share - diluted...     (0.07)         0.30

     The Company recorded a net loss of $17.3 million for the second quarter of 1998, a $91.7 million decline from net income of $74.4 million for the second quarter of last year. Earnings per share also declined to a loss of $0.07 per share this year compared to earnings of $0.30 per share in 1997. The earnings decline was primarily caused by a $109.4 million decrease in operating income from exploration and production operations and a $67.3 million increase in interest costs principally relating to higher debt balances resulting from the Norcen Acquisition. Offsetting benefits were provided by pretax gains of $30.0 million on the settlement of a gas supply agreement and $11.0 million on the closure of a foreign currency position, as well as a $6.0 million improvement in minerals operating income.

     Operating income decreased by $96.1 million (84%) to $18.9 million for the quarter. Exploration and production operating income declined $109.4 million to a loss of $25.0 million, reflecting lower prices for all products and increased operating and exploration costs, partially offset by higher volumes and a $26.0 million gain on the sale of properties located in the Denver-Julesburg basin of the Western Region (the "DJ basin properties"). Gathering, processing and marketing operating income increased $13.2 million largely due to a $30.0 million gain on the settlement of a gas supply agreement, offset by tighter margins at gas plants and higher facilities operating costs caused by 1997 expansions. Minerals operating income improved $6.0 million as a result of an amended coal supply contract. General and administrative costs increased $5.9 million, principally caused by the Norcen Acquisition.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                 Three Months Ended June 30,
                                                 --------------------------
                                                    1998            1997
                                                 ----------      ----------
                                                    (Millions of dollars)
Segment operating income:
   Exploration and production ..............     $    (25.0)     $     84.4
   Gathering, processing and marketing .....           34.5            21.3
   Minerals ................................           36.0            30.0
   Corporate/general and administrative ....          (26.6)          (20.7)
                                                 ----------      ----------
      Total ................................     $     18.9      $    115.0
                                                 ==========      ==========

EXPLORATION AND PRODUCTION OPERATIONS


                                                    Three Months Ended June 30,
                                                    --------------------------
                                                        1998            1997
                                                    ----------      ----------
                                                      (Millions of dollars)
Operating revenues ............................     $    464.8      $    323.2
Operating expenses:
   Production .................................          129.7            71.8
   Exploration ................................           94.5            49.2
   Depreciation, depletion and amortization ...          265.6           117.8
                                                    ----------      ----------
   Total operating expenses ...................          489.8           238.8
                                                    ----------      ----------
Operating income ..............................     $    (25.0)     $     84.4
                                                    ==========      ==========

OPERATING REVENUES

     Producing property revenues for the second quarter of 1998 increased by $141.6 million (44%) to $464.8 million. Production volume increases of 1,172.0 MMcfed (72%) added $219.7 million to revenues; however, average product price declines of $0.33 per Mcfe (16%) reduced revenues by $84.5 million. Other revenues were $5.4 million higher than last year as the $26.0 million gain on sale of the DJ basin properties was offset by the absence of the $12.0 million partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve recorded in 1997.

                                                                           Three Months Ended June 30,
                                                                 -----------------------------------------------
                                                                   1998         1997         1998         1997
                                                                 --------     --------     --------     --------
                                                                   (without hedging)          (with hedging)
      Average price realizations - exploration and production:
         Natural gas (per Mcf) .............................     $   1.85     $   1.80     $   1.80     $   1.85
         Natural gas liquids (per Bbl) .....................         7.74        10.13         7.74        10.12
         Crude oil (per Bbl) ...............................        10.10        18.10        10.27        18.12
         Average (per Mcfe) ................................         1.74         2.03         1.73         2.06

                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                                1998           1997
                                                            -----------     -----------
      Production volumes - exploration and production:
         Natural gas (MMcfd) ...........................        1,593.2        1,128.0
         Natural gas liquids (MBbld) ...................           38.9           31.4
         Crude oil (MBbld) .............................          162.2           51.9
         Total (MMcfed) ................................        2,799.8        1,627.8

     Exploration and production volumes of 2,799.8 MMcfed were 1,172.0 MMcfed higher than last year, with increases in all business units. Expanded international operations contributed volume growth of 927.7 MMcfed, and volumes for Gulf Coast Onshore increased 30% (27.9 MMcfed) over 1997 second quarter results. Other volume increases included East/West Texas by 9% (25.1 MMcfed), Austin Chalk by 5% (31.1 MMcfed) and Western Region by 4% (20.4 MMcfed). Offshore volumes improved 73% or 142.5 MMcfed, including 135.7 MMcfed from properties added in the Norcen Acquisition.

     Natural gas volumes increased 465.2 MMcfd (41%) to 1,593.2 MMcfd, principally reflecting volumes provided by Norcen Acquisition properties, which contributed 466.3 MMcfd. Western Region volumes were up 37.0 MMcfd due to development drilling at Whitney Canyon and higher volumes from the Brady Field. Gulf Coast Onshore was up 23.0 MMcfd due to continued drilling success in Roleta and from properties acquired in 1997. East/West Texas improved gas volumes by
18.4 MMcfd as a result of development drilling on recently acquired properties. Offsetting these improvements were declines of 76.5 MMcfd in the Austin Chalk, mostly because of the strong performance of a deep Washington County well in 1997.

     Natural gas liquids volumes increased 7.5 MBbld (24%) to 38.9 MBbld. Production improvements included 4.5 MBbld in the Austin Chalk from the start-up of the Masters Creek plant, 3.6 MBbld from acquired Canada properties and 1.5 MBbld from East/West Texas due to improved recoveries at the East Texas plant and improvements in the gathering infrastructure. These increases were partially offset by volume reductions of 2.3 MBbld in the Western Region, reflecting plants in ethane rejection.

     Crude oil volumes of 162.2 MBbld were 110.3 MBbld higher than the second quarter of last year reflecting 97.7 MBbld from properties added in the Norcen Acquisition and 13.4 MBbld from the Austin Chalk. Canada production improved by
44.1 MBbld for the quarter, while production from Guatemala and Venezuela were
25.8 MBbld and 19.3 MBbld, respectively. Improvements in the Austin Chalk were caused by first quarter 1998 discoveries in Louisiana.

OPERATING EXPENSES

     Production expenses increased $57.9 million to $129.7 million. Production costs on a per unit basis were $0.51 per Mcfe, up from $0.49 per Mcfe last year. Total lease operating expenses rose $52.0 million, with activity on Norcen Acquisition properties causing $45.5 million of the increase. Other increases in lease operating costs reflect expanded activity in the Louisiana section of the Austin Chalk, where new wells have higher water content and require compression at the wellhead, as well as additional compression added to existing wells in Gulf Coast Onshore. Production overhead costs were $4.8 million higher than 1997 from increased personnel costs and from legal costs associated with a patent infringement lawsuit.

     Exploration expenses rose $45.3 million over the second quarter of last year. The increase was caused by higher surrendered lease costs of $22.9 million, primarily in East/West Texas ($10.9 million) from the Cotton Valley Reef prospect and acquired properties, and in Gulf Coast Onshore ($4.8 million) reflecting increased leasing activity. Dry hole expense increased $16.3 million relating to drilling programs on properties added in the Norcen Acquisition ($17.1 million) and Offshore operations ($10.8 million). Geological and geophysical costs increased $11.0 million, relating to activity on Norcen Acquisition properties ($9.3 million) and Gulf Coast Onshore ($1.5 million). Delay rentals decreased $6.1 million from last year.

     Depreciation, depletion, and amortization ("DD&A") increased by $147.8 million, or $0.25 per Mcfe on a per unit basis, to $1.04 per Mcfe. DD&A expense relating to properties added in the Norcen Acquisition was $127.3 million, or $1.30 per Mcfe. Higher volumes created an $84.7 million increase in DD&A costs over the second quarter of last year, while a higher unit of production rate resulted in a $59.1 million increase. In addition, write-offs caused by depletion of two Offshore fields added $4.0 million to DD&A for the second quarter of 1998.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                            1998           1997
                                                        -----------     -----------
                                                           (Millions of dollars)
      Operating revenues ...........................     $    119.7     $     89.7
      Gas purchases ................................           35.8           24.8
                                                         ----------     ----------
         Operating margin ..........................           83.9           64.9
      Operating expenses:
         Operating costs ...........................           32.9           27.9
         Depreciation, depletion and amortization ..           16.5           15.7
                                                         ----------     ----------
           Total operating expenses ................           49.4           43.6
                                                         ----------     ----------
      Operating income .............................     $     34.5     $     21.3
                                                         ==========     ==========

OPERATING MARGINS

     Gathering, processing and marketing margins increased by $19.0 million (29%), with a $30.0 million gain on the settlement of a gas supply contract offset by tighter margins at the Company's gas plants.

     Gathering margins increased by $1.6 million caused by higher volumes at Panola pipeline ($1.0 million) and benefits from new pipelines and gathering systems that were not operating in the second quarter of 1997. Partially offsetting these increases were lower throughput at the Ferguson Burleson pipeline and the absence of Frontier pipeline, which was sold in July 1997.

     Processing margins declined by $10.0 million with tighter margins caused by lower product prices, which declined $0.23 per Mcfe (13%), combined with opposing higher purchase prices for gas feedstock. Partially offsetting the tighter margins were contributions from assets acquired in the third quarter of 1997 in the purchase of Highlands Gas Corporation ("Highlands") ($2.1 million) and the Masters Creek plant start-up ($1.8 million). Total processing volumes were up 12.2 MMcfed (5%) to 264.6 MMcfed.

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                          1998           1997
                                                       ----------     -----------
      Sales volumes - plants:
         Natural gas (MMcfd) .....................           17.8           20.0
         Natural gas liquids (MBbld) .............           41.1           38.7
         Total (MMcfed) ..........................          264.6          252.4

      Average product price realizations - plants:
         Natural gas (per Mcf) ...................     $     1.95     $     1.76
         Natural gas liquids (per Bbl) ...........           8.73          10.26
         Average (per Mcfe) ......................           1.49           1.72

     Plant natural gas liquids volume increased by 2.4 MBbld (6%) to 41.1 MBbld as a result of the addition of the Highlands plants (5.6 MBbld), the expansion at the Patrick Draw plant and the start-up of the Masters Creek plant. Lower inlets at other Austin Chalk plants, ethane rejection at the Emigrant Trail plant and declines at the East Texas plant partly offset these improvements. Plant natural gas volumes decreased by 2.2 MMcfd to 17.8 MMcfd due to lower volumes at the Brookeland plant, partially offset by the addition of Masters Creek and Highlands volumes.

     Marketing operating margins increased by $27.3 million, primarily from the $30.0 million gas supply agreement settlement. In addition, higher marketed volumes contributed $3.7 million to marketing margins, while lower per unit realizations reduced margins by $6.4 million. Gas margins declined $2.3 million and crude oil margins decreased $4.0 million, as higher volumes for both products could not be overcome by the impact of lower per unit realizations. Natural gas liquids margins increased $3.6 million with contributions from both higher volumes and higher realizations compared to 1997.

OPERATING EXPENSES

     Gathering and processing expenses increased by $4.3 million, primarily reflecting costs at acquired, expanded or constructed operations and an expanded support staff. Countering these increases were reductions in East Texas plant costs reflecting the absence of the 1997 plant turnaround and lower expenses at Ferguson Burleson pipeline reflecting reduced volumes.

     Marketing operating expenses were unfavorable $0.7 million primarily from higher personnel costs relating to the expansion of operations that began in 1997.

     DD&A increased by $0.8 million with the addition of the Highlands assets ($2.5 million), Masters Creek plant ($1.7 million) and Blacklake pipeline ($0.5 million). Offsetting declines occurred at Ferguson Burleson pipeline ($1.3 million), and at the Brookeland plant ($1.1 million) and the East Texas plant ($0.5 million) reflecting the revision of estimated asset lives.

MINERALS OPERATIONS

OPERATING INCOME

                                                          1998           1997
                                                       ----------     ----------
                                                          (Millions of dollars)
         Coal ....................................     $     27.5     $     20.6
         Soda ash ................................            6.6            9.1
         Other ...................................            1.9            0.3
                                                       ----------     ----------
             Total ...............................     $     36.0     $     30.0
                                                       ==========     ==========

     Minerals operating income increased by $6.0 million primarily from $7.5 million in higher equity income from Black Butte Coal Company ("Black Butte") as a result of the 1997 amendment of a coal supply contract that accelerated coal shipments. Also contributing to the increase was a $2.0 million pretax gain on property sales. Partly offsetting these items were audit adjustments of $2.2 million to results for the Company's soda ash joint venture. Coal royalties were down $0.5 million from lower volumes because the mining operation has shifted to Federal sections. Soda ash royalties were down $0.4 million from lower volumes.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses increased $5.9 million to $26.6 million principally reflecting the inclusion of $5.2 million relating to the Company's expanded international operations. On a per unit basis, general and administrative expenses decreased by $0.03 per Mcfe to $0.09 per Mcfe.

     Other income was $10.1 million favorable to 1997, primarily relating to a gain on the foreign exchange contract entered into in connection with the Norcen Acquisition ($11.0 million) and gains on the close-out of Norcen interest rate swaps and crude oil positions ($2.3 million). These gains were partially offset by the loss on sale of the remaining Superior Propane investment ($1.4 million) and fees for the short-term forward sale arrangement ($0.8 million).

     Interest expense for the quarter increased $67.3 million over last year to $78.3 million for the quarter. The increase reflects the borrowings made in connection with the Norcen Acquisition and the funding of the Company's capital expenditure program.

     Income taxes declined $61.6 million from the second quarter of 1997 to a benefit of $28.1 million. This change primarily resulted from a pretax loss caused by lower prices and higher exploration and DD&A costs arising from the Norcen Acquisition. The effective tax rate was 61.9% in the second quarter of 1998 (including $4.1 million of Section 29 credits) compared to 31.1% in 1997 (including $4.7 million of Section 29 credits). Excluding the Section 29 credits, the effective tax rates for 1998 and 1997 were 52.9% and 35.5%, respectively.

            SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

SUMMARY FINANCIAL DATA

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           1998           1997
                                                        ---------      ----------
                                                          (Millions of dollars)
       Total operating revenues ..................      $ 1,120.1      $   976.3
       Total operating expenses ..................        1,023.9          674.9
       Operating income ..........................           96.2          301.4
       Net income ................................           13.9          191.6
       Earnings per share - diluted ..............           0.06           0.76

     Net income of $13.9 million or $0.06 per share for year-to-date 1998 was down $177.7 million (93%) from earnings of $191.6 million or $0.76 per share in 1997. The net income decline includes the impacts of a sharp decline in producing property operating income and $95.8 million of higher interest costs. Benefits to net income were provided by the $30.0 million gain on the gas supply contract settlement, the $26.0 million gain on the sale of the DJ basin properties, and the $11.0 million gain on the foreign currency position, as well as strong operating income from the minerals business.

     Operating income decreased by $205.2 million (68%) to $96.2 million for the first six months of 1998. Exploration and production operating income declined $210.7 million to $16.2 million, with lower prices for all products and increased operating, exploration and DD&A costs, which offset higher volumes and the gain on sale of the DJ basin properties. Gathering, processing and marketing operating income decreased $1.0 million as tighter margins at gas plants offset the settlement on the gas supply agreement. Minerals operating income improved $14.8 million, reflecting the effects of the amended coal supply agreement. General and administrative costs increased $8.3 million, principally from administrative costs of expanded international operations.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1998            1997
                                                                 ----------      ----------
                                                                    (Millions of dollars)
        Segment operating income:
           Exploration and production ......................     $     16.2      $    226.9
           Gathering, processing and marketing .............           53.0            54.0
           Minerals ........................................           75.4            60.6
           Corporate/general and administrative ............          (48.4)          (40.1)
                                                                 ----------      ----------
              Total ........................................     $     96.2      $    301.4
                                                                 ==========      ==========

EXPLORATION AND PRODUCTION OPERATIONS

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
                                                     (Millions of dollars)
Operating revenues ............................    $    827.5     $    697.8
Operating expenses:
   Production .................................         223.0          144.9
   Exploration ................................         150.6           92.0
   Depreciation, depletion and amortization ...         437.7          234.0
                                                   ----------     ----------
   Total operating expenses ...................         811.3          470.9
                                                   ----------     ----------
Operating income ..............................    $     16.2     $    226.9
                                                   ==========     ==========

OPERATING REVENUES

     Producing property revenues increased by $129.7 million (19%). Volume increases of 807.8 MMcfed (50%) added $336.3 million to revenues; however, product price declines of $0.48 per Mcfe (21%) reduced revenues by $208.1 million. Other revenues were up $1.5 million principally from the gain on sale of the DJ basin properties offset by the absence of the 1997 partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve ($12.0 million) and lower gains on other 1998 property sales compared to last year.

                                                                              Six Months Ended June 30,
                                                                   -----------------------------------------------
                                                                     1998         1997         1998         1997
                                                                   --------     --------     --------     --------
                                                                      (without hedging)         (with hedging)
      Average price realizations - exploration and production:
         Natural gas (per Mcf) ...............................     $   1.85     $   2.17     $   1.88     $   2.13
         Natural gas liquids (per Bbl) .......................         8.43        11.66         8.43        11.64
         Crude oil (per Bbl) .................................        10.91        19.45        11.04        18.81
         Average (per Mcfe) ..................................         1.80         2.35         1.82         2.30

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                             1998        1997
                                                          ---------     ----------
      Production volumes - exploration and production:
         Natural gas (MMcfd) ..........................     1,433.1     1,123.1
         Natural gas liquids (MBbld) ..................        35.2        31.1
         Crude oil (MBbld) ............................       130.6        51.7
         Total (MMcfed) ...............................     2,427.7     1,619.9

     Exploration and production volumes improved 807.8 MMcfed to 2,427.7 MMcfed for the first six months of 1998. International volumes were 629.0 MMcfed higher than last year, primarily from the Norcen Acquisition. Other increases included Gulf Coast Onshore (31.8 MMcfed), East/West Texas (24.8 MMcfed) and Austin Chalk (22.8 MMcfed). Offshore volumes improved 107.1 MMcfed, including 92.3 MMcfed from properties added in the Norcen Acquisition.

     Natural gas volumes increased 310.0 MMcfd (28%), principally reflecting Norcen Acquisition properties that contributed 310.7 MMcfd. Gulf Coast Onshore was 26.9 MMcfd higher from continued drilling success in the Roleta field and volumes from acquired properties. East/West Texas improved 20.9 MMcfd from development drilling on recently acquired properties. Partially offsetting these improvements were 79.3 MMcfd of Austin Chalk declines largely caused by the strong performance in Washington County in 1997.

     Natural gas liquids volumes increased 4.1 MBbld (13%). Production improvements included 4.6 MBbld in the Austin Chalk from the start-up of the Masters Creek gas plant and 2.3 MBbld from acquired Canada properties. These increases were partially offset by 4.4 MBbld of lower volumes from the Western Region, reflecting plants in ethane rejection.

     Crude oil volumes were 78.9 MBbld higher in 1998 primarily reflecting 66.9 MBbld from properties added in the Norcen Acquisition and a 12.4 MBbld improvement from the Austin Chalk. Canada production was 30.2 MBbld higher for the period, while production from Guatemala and Venezuela were 18.2 MBbld and
12.8 MBbld, respectively. Improvements in the Austin Chalk reflect high growth from first quarter 1998 discoveries in Louisiana.

OPERATING EXPENSES

     Production expenses were up $78.1 million, with production costs on a per unit basis of $0.51 per Mcfe, up from $0.49 per Mcfe last year. Total lease operating expenses were up $72.4 million with $58.7 million attributable to Norcen Acquisition properties and the remainder reflecting higher compression and salt water disposal costs in the Austin Chalk and Gulf Coast Onshore. Production overhead costs were up $7.0 million due to increased personnel costs and from legal costs relating to a patent infringement lawsuit.

     Exploration expenses increased $58.6 million over year-to-date last year, with activity relating to properties added in the Norcen Acquisition contributing $40.2 million. Other increases were primarily the result of higher surrendered lease costs ($21.9 million), relating to the Cotton Valley Reef and other acquired properties in East/West Texas ($16.1 million) and increased leasing activity in Gulf Coast Onshore ($6.2 million). Delay rentals were down $5.1 million from last year.

     DD&A increased by $203.7 million, or $0.20 per Mcfe on a per unit basis to $1.00 per Mcfe. DD&A expense relating to properties added in the Norcen Acquisition was $171.8 million, or $1.31 per Mcfe. Higher volumes caused $116.6 million of the total increase in DD&A, while higher unit of production rates added $83.1 million. In addition, the 1998 write-off of two Offshore fields contributed $4.0 million to the increase.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1998           1997
                                                                 ----------     ----------
                                                                   (Millions of dollars)
      Operating revenues ...................................     $    215.9     $    214.4
      Gas purchases ........................................           63.1           75.0
                                                                 ----------     ----------
         Operating margin ..................................          152.8          139.4
      Operating expenses:
         Operating costs ...................................           65.5           54.3
         Depreciation, depletion and amortization ..........           34.3           31.1
                                                                 ----------     ----------
           Total operating expenses ........................           99.8           85.4
                                                                 ----------     ----------
      Operating income .....................................     $     53.0     $     54.0
                                                                 ==========     ==========

OPERATING MARGINS

     Gathering, processing, and marketing margins increased by $13.4 million (10%) as the $30 million gain on the gas supply agreement settlement was offset by tighter plant margins.

     Gathering margins decreased by $1.0 million principally reflecting lower throughput at the Ferguson Burleson pipeline, partly offset by higher volumes at Panola pipeline and benefits from pipelines and gathering systems acquired or placed in service since the second quarter of last year.

     Processing margins decreased by $16.7 million with tighter margins caused by lower product prices, which were down $0.47 per Mcfe (23%). Providing some offset to the tighter margins were contributions from the Masters Creek plant start-up ($4.2 million) and acquired Highlands plants ($4.2 million).

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
      Sales volumes - plants:
         Natural gas (MMcfd) ...............................           21.6           20.7
         Natural gas liquids (MBbld) .......................           42.4           40.1
         Total (MMcfed) ....................................          275.9          261.6

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
      Average product price realizations - plants:
         Natural gas (per Mcf) .............................     $     2.02     $     2.30
         Natural gas liquids (per Bbl) .....................           9.29          12.25
         Average (per Mcfe) ................................           1.59           2.06

     Plant natural gas liquids volume increased by 2.3 MBbld primarily as a result of the addition of the Highlands plants. Plant natural gas volumes increased by 0.9 MMcfd over the first six months of last year.

     Marketing operating margins increased by $30.9 million as the gain from the gas supply agreement settlement ($30.0 million) and higher marketed volumes ($6.6 million) were partly offset by lower per unit realizations ($5.7 million). Margins for gas and natural gas liquids improved $3.4 million and $6.3 million, respectively, caused by benefits from both higher per unit realizations and higher marketed volumes. Crude oil margins decreased by $8.8 million, principally resulting from higher lease purchase costs.

OPERATING EXPENSES

     Gathering and processing expenses increased by $8.8 million primarily reflecting costs at acquired, expanded or constructed operations, as well as increases in support staff. Offsetting these increases was the absence of the 1997 plant turnaround at the East Texas plant.

     Marketing operating expenses were unfavorable $2.3 million as a result of higher personnel costs relating to the expansion of operations that began in 1997.

     DD&A increased by $3.2 million with the addition of the Highlands assets ($4.9 million), Masters Creek plant ($3.1 million) and the Blacklake pipeline ($1.1 million). Offsetting declines occurred at Ferguson Burleson pipeline ($2.3 million) and at the Brookeland plant ($2.0 million) reflecting the revision of estimated asset lives.

MINERALS OPERATIONS

OPERATING INCOME                                1998           1997
                                             ----------     ----------
                                                (Millions of dollars)
         Coal ..........................     $     57.4     $     41.1
         Soda ash ......................           16.4           19.1
         Other .........................            1.6            0.4
                                             ----------     ----------
             Total .....................     $     75.4     $     60.6
                                             ==========     ==========

     Minerals operating income increased by $14.8 million (24%), principally the result of $15.8 million of higher equity income from Black Butte reflecting the amendment of a coal supply contract. Also contributing to the increase was the $2.0 million pretax gain on a property sale. However, the period also included a negative audit adjustment of $2.2 million to results for the Company's soda ash joint venture.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses increased $8.3 million (21%) to $48.4 million, principally reflecting $8.2 million relating to expanded international operations. On a per unit basis, general and administrative expenses decreased by $0.02 per Mcfe to $0.09 per Mcfe.

     Other income was $14.5 million favorable to 1997 primarily as a result of the $11.0 million gain on the foreign exchange position and the gain on the close-out of acquired interest rate swaps and crude oil positions. These gains were partially offset by the loss on sale of the remaining Superior Propane investment and fees for the short-term forward sale arrangement. Interest expense increased $95.8 million over last year to $117.5 million. This increase reflects the borrowings made in connection with the Norcen Acquisition and capital spending programs.

     Income taxes declined $108.8 million for the first six months of 1998 compared to last year to a benefit of $19.8 million. This decline is primarily the result of a pretax loss. Included in 1998 are $8.2 million of Section 29 credits compared to $9.4 million of Section 29 credits in the first six months of 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the first six months of 1998 was cash provided by operations, debt financing, sales of assets and other cash generating strategies. Cash outflows for the first six months of 1998 include the purchase price for Norcen, capital and exploratory expenditures and the first quarter repurchase of common stock by the Company.

     Cash provided by operations for the first six months of 1998 increased $161.4 million (28%) compared to the same period of 1997. The increase was primarily the result of cash generating transactions that provided $149.3 million in 1998 (discussed later in this section). Other than these one-time items, cash flow from operations improved $12.1 million as the benefit of significantly higher volumes was offset by lower sales prices for the Company's oil and gas products and by higher interest expense associated with higher debt levels.

     Cash used in investing activities for the first six months of 1998 increased $2.75 billion over last year. This rise reflects the $2.6 billion purchase price for Norcen and a $285.5 million increase in other capital and exploratory expenditures. These increases were partly offset by $169 million provided by asset sales and settlements.

     Capital and exploratory expenditures for the first six months of 1998, excluding the Norcen Acquisition, were $928.6 million, up 44% over last year. Expenditure categories are as follows:

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
                                                                   (Millions of dollars)
      Capital and exploratory expenditures:
         Exploration and production ........................     $    828.1     $    555.1
         Gathering, processing and marketing ...............           78.1           80.2
         Minerals and other ................................           22.4            7.8
                                                                 ----------     ----------
              Total ........................................     $    928.6     $    643.1
                                                                 ==========     ==========

     Exploration and production capital spending for the first six months of 1998 increased by $273.0 million (49%) over last year, reflecting increases in development drilling ($180.7 million) and production facilities and equipment ($68.5 million). Development drilling increases were concentrated in the Austin Chalk, Canada and other international areas, while production facility capital reflects spending on properties added in the Norcen Acquisition to support production operations. Property purchases of slightly more than $110 million occurred in each period.

     During the first six months of 1998, the Company completed asset sales and other cash generating transactions. Included in cash from operating activities are the factoring of an acquired note receivable relating to Norcen's 1997 partial sale of Superior Propane ($85.4 million) and the closure of certain commodity and foreign currency financial contracts also acquired in the Norcen Acquisition ($63.9 million). Cash used in investing activities includes proceeds from the sale of the DJ basin properties ($41.0 million), the sale of the remaining investment in Superior Propane ($48.4 million) and proceeds from settlements of gas supply contracts ($70.3 million). Lastly, the Company entered into a forward sale agreement that provided $250.0 million, which is included in cash provided (used) by financing activities (see Note 6 to the Condensed Consolidated Financial Statements).

     On April 20, 1998, the Company announced that its Board of Directors had authorized management to proceed with a deleveraging program with a focus toward reducing the Company's debt to total capitalization ratio and obtaining a strong investment grade credit rating within 18 months. This program includes the Company's plans to sell approximately $600 million of producing properties. The Company expects to complete these sales before the end of 1998. All of the properties identified for sale in the aggregate represent less than ten percent of the Company's reserves, cash flows and production volumes.

     In connection with this deleveraging program, the Board of Directors also provided conditional approval to management to pursue potential monetization of the Company's gathering, processing and marketing ("GPM") business. On July 2, 1998, a Confidential Descriptive Memorandum ("CDM") for UPFuels, in which the Company's GPM business is concentrated, was distributed to prospective buyers. This CDM solicits offers and provides the impetus for further discussions relating to the monetization of the Company's GPM business. The Company has received numerous and wide-ranging proposals and is in the process of reviewing such proposals. Certain of the prospective buyers were invited to further review documents and other information relating to the Company's GPM business. Such reviews will commence in the third quarter of 1998. It is the intention of management of the Company to consummate the monetization transaction as soon as practicable.

     As of June 30, 1998 and December 31, 1997, the total capitalization of the Company was as follows:

                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                 ----------     ------------
                                                                    (Millions of dollars)
Long-term debt:
      Commercial paper and other, net ......................     $  2,498.3      $    663.1
      Notes and debentures .................................        2,225.0           550.0
      Tax exempt revenue bonds .............................           20.1            20.1
      (Discount) premium on notes and debentures - net .....            8.5            (2.6)
                                                                 ----------      ----------
         Total long-term debt ..............................        4,751.9         1,230.6
Shareholders' equity .......................................        1,698.2         1,760.7
                                                                 ----------      ----------
      Total capitalization .................................     $  6,450.1      $  2,991.3
                                                                 ==========      ==========
      Debt to total capitalization .........................           73.7%           41.1%

     During the first quarter of 1998, in connection with the Norcen Acquisition, the Company issued commercial paper supported by its $2.7 billion 364 Day Competitive Advance/Revolving Credit Agreement (the "Norcen Acquisition Facility") and also assumed the net debt of Norcen, aggregating approximately $1.0 billion. The Norcen Acquisition Facility includes a mandatory prepayment provision and a series of "prepayment events." The mandatory prepayment provision requires that $1.35 billion be repaid prior to March 1999. In addition, seventy-five percent of the net proceeds resulting from any prepayment event must be applied to reduce the indebtedness under the Norcen Acquisition Facility. Prepayment events include sales of assets in excess of $10 million as well as debt and equity issuances. As of June 30, 1998, through debt issuances and asset sales, $900 million had been applied towards fulfilling the mandatory prepayment requirements. In addition, the covenants in the Company's other credit agreements were modified. The Company's $600 million and $300 million revolving credit agreements were amended to provide that debt should not exceed seventy-five percent of the total of the Company's debt and shareholders' equity (sixty-five percent after September 30, 1999). Additionally, EBITDAX (the sum of operating income, depreciation, depletion and amortization, and exploration expenses) of the Company's principal subsidiaries (as defined in the agreements) is required to be at least eighty percent of the Company's consolidated EBITDAX. The modifications also placed other restrictions on the Company regarding the creation of liens, incurrance of additional indebtedness, transactions with affiliates, sales of stock of Union Pacific Resources Company (a wholly-owned subsidiary of the Company) and certain mergers, consolidations and asset sales. The Norcen credit agreements have been guaranteed by the Company and have also been modified to include, as an additional event of default, any event of default occurring under the Norcen Acquisition Facility.

     Excluding commercial paper, the Company has no debt maturing in the next four years. All debt of the Company has been classified as long-term reflecting the Company's intent and ability to maintain any short-term borrowings on a long-term basis either through the issuance of additional commercial paper or debt securities. In the second quarter of 1998, the Company issued $1.025 billion of notes and debentures, with interest rates ranging from 6.5% to 7.15% and maturities from 2005 through 2028. The proceeds from this issuance were primarily used to repay a portion of the Norcen Acquisition Facility.

     As of June 30, 1998, the Company's debt to total capitalization ratio was 73.7%. The Company has initiated a deleveraging program directed toward reducing its debt to total capitalization ratio. In addition to the proposed asset sales and certain of the cash generating strategies noted above, the Company has taken steps to reduce its capital spending to approximate its anticipated cash flow for the year 1998. Capital spending plans have declined from an original range (before the Norcen Acquisition) of $1.5 to $1.8 billion to the $1.3 billion current projection. In response to the weakness of crude oil and natural gas liquids prices, higher debt service requirements and its desire to reduce its debt to total capitalization ratio, the Company has lowered its capital spending below its historical annual spending levels. After completion of the deleveraging program and with improvement of commodity prices, the Company anticipates expansion of its capital spending programs. The Company's debt to total capitalization ratio is expected to continue to decline from reductions in capital and other spending and as sales proceeds from the deleveraging program are used to pay down debt balances.

     In the first quarter of 1998, the Company purchased $21.6 million of its common stock. The Company paid a $0.05 per share quarterly cash dividend ($12.4 million) on its outstanding common stock in each of April and July 1998, and on July 14 declared a $0.05 per share dividend to be paid on October 1, 1998.

        The extent and timing of capital spending may be affected by changes in business and operating conditions as well as by the timing and availability of suitable investment opportunities. For example, the Company has spent over seventy percent of its projected 1998 capital budget in the first half of the year. As a result, the capital spending rate will decrease in the remaining months of 1998, resulting in decreased drilling activity. Capital spending for 1998 has and will be funded primarily through cash provided by operations as well as certain cash generating strategies that occurred in the first half of the year. Capital spending is expected to be focused on drilling, lease acquisitions, and selected property acquisitions. Drilling is expected to be concentrated in the Gulf of Mexico, Austin Chalk, western Canada and Guatemala. The Company expects to increase its total annual sales volumes in 1998 by more than 50% over 1997, while increasing its hydrocarbon reserves. The sales volume growth over 1997 is expected to be achieved primarily as a result of the Norcen Acquisition. The volume growth through the remainder of 1998 will be impacted by the deleveraging program and is expected to remain near second quarter levels.

     Prices for oil and natural gas have declined during 1998 as a result of several contributing factors, including, but not limited to, high production levels from members of the Organization of Petroleum Exporting Countries and other countries, mild weather conditions and the economic declines in several Asian markets. These price declines have had a negative near-term impact on the cash flows from the Company's production activities. If the weak prices continue and if the Company determines that such decline has longer-term negative implications, the Company will revise its long-term price forecasts utilized in its periodic evaluations of potential asset impairments. Such evaluations may require the Company to record a non-cash charge to earnings and write-down the book value of certain producing properties.


                           FORWARD LOOKING INFORMATION


     Certain information included in this quarterly report and other materials filed by the Company with the Securities and Exchange Commission contain projections and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters and competition. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

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

     With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and deleveraging program and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending, acquisition and deleveraging programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates.

     With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders and the Company's results of operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow, factors such as changes in oil and gas prices, the Company's success in acquiring or divesting producing properties or other assets, environmental matters and other contingencies, hedging activities, the Company's credit rating and debt levels, and the state of domestic capital markets may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

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

COMMODITY PRICE RISK - NON-TRADING ACTIVITIES

     The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with contractual commitments, price volatility, and other market variables. These instruments are generally put in place to limit risk of adverse price movements; however, when this is done, these same instruments may also limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded futures and over-the-counter swaps and options.

     Recognition of realized gains/losses and option premium payments/receipts in the Condensed Consolidated Statements of Income is deferred until the underlying physical product is purchased or sold. Unrealized gains/losses on derivative financial instruments are not recorded. Margin deposits, deferred gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Condensed Consolidated Statements of Financial Position. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operations in the Condensed Consolidated Statements of Cash Flows. At June 30, 1998, the Company had margin deposits of $8.8 million.

     The following table summarizes the Company's open positions as of June 30, 1998, which hedge the Company's future oil and gas production from oil and gas activities.

                                                                             WEIGHTED       FAIR      UNRECOGNIZED
                                      CONTRACT                             AVG. PRICES     VALUE       GAIN(LOSS)
 PRODUCT          TYPE               TIME PERIOD             VOLUME          PER MCF     (MILLIONS)    (MILLIONS)
 -------          ----               -----------             ------          -------     ----------    ----------
Gas         Puts purchased    Aug - Oct 1998                1.2 Bcfd         $ 1.90        $ 4.9         $ (2.7)
Gas         Net calls sold    Aug - Oct 1998                 63 MMcfd          2.57          0.8           (0.3)
Gas         Fixed price       Aug 1998 - Jun 2008          59.9 Bcf            3.00         17.0           17.0
Gas         Fixed price       Aug 1998 - Jun 2011         278.4 Bcf            2.93         67.8           67.8
Oil         Futures/swaps     Jan 1999 - Dec 2000             2 Mbd           11.58         (0.6)          (0.6)
Oil         Puts purchased    Aug - Dec 1998                 66 Mbd           14.83          5.3           (0.3)
Oil         Calls sold        Aug - Dec 1998                  1 Mbd           21.00          0.2            0.1
Oil         Fixed price       Aug - Dec 1998                 14 Mbd            8.90         (2.1)          (2.1)
                                                                                           -----         ------
                                                                                           $93.3         $ 78.9
                                                                                           =====         ======

     In connection with purchase accounting adjustments relating to the Norcen Acquisition, an asset was recorded on the balance sheet for $106.3 million representing the fair value of acquired futures contracts and fixed price positions. The value of this asset will be amortized over the contract terms. Excluding the $68.7 million unamortized value of the asset remaining at June 30, 1998, the Company's unrecognized gain at June 30, 1998 was $11.1 million.

     UPFI enters into financial contracts in conjunction with transportation, storage and customer service programs. The following table summarizes UPFI's open positions as of June 30, 1998.

                                                                             WEIGHTED       FAIR      UNRECOGNIZED
                                      CONTRACT                             AVG. PRICES     VALUE       GAIN(LOSS)
 PRODUCT          TYPE               TIME PERIOD             VOLUME          PER MCF     (MILLIONS)    (MILLIONS)
 -------          ----               -----------             ------          -------     ----------    ----------
Gas         Futures/swaps
            purchased           Aug 1998 - Dec 2001         186.7 Bcf        $ 2.43        $ 21.1        $ 21.1
Gas         Futures/swaps
            sold                Aug 1998 - Dec 2001          58.8 Bcf          2.25          (7.6)         (7.6)
                                                                                           ------        ------
                                                                                           $ 13.5        $ 13.5
                                                                                           ======        ======

     Additionally, the Company had previously sold near-term futures contacts and swaps for August through December 1998 with respect to notional natural gas volumes of 47 MMcfd. Subsequently, these positions were offset by purchasing corresponding volumes through futures contracts and swaps for the same delivery periods. The unrecognized gain at June 30, 1998 relating to these transactions was $0.3 million.

     Unrecognized mark-to-market gains and losses were determined based on current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity.

TRADING ACTIVITIES

     UPR Energy Services Inc., a wholly-owned subsidiary of the Company, periodically enters into financial contracts in conjunction with market making or trading activities with the objective of achieving profits through successful anticipation of movements in commodity prices and changes in other market variables.

     Market-making positions are marked-to-market and gains and losses are immediately included as revenue in the Condensed Consolidated Statement of Income. In addition, the fair value of unsettled positions is immediately included in the Condensed Consolidated Statement of Financial Position as a current asset or current liability. The average fair value of market-making position during both the second quarter and year-to-date 1998 was a loss of less than $0.1 million. The net pretax loss relating to these activities for the second quarter and the six months ended June 30, 1998 was $0.2 million.

     The following table summarizes UPR Energy Services Inc. open positions as of June 30, 1998:

                                                                             Weighted       Fair
                                      Contract                             Avg. Prices     Value
 Product          Type               Time Period             Volume          Per Mcf     (Millions)
----------- ----------------- -------------------------- ---------------- -------------- -----------
Gas         Futures/swaps
            purchased         Jul 1998 - Mar 1999           8.1 Bcf           $ 2.36        $ 0.7
Gas         Futures/swaps
            sold              Jul 1998 - Oct 1999           7.4 Bcf             2.28         (0.6)
Oil         Futures/swaps
            purchased         Jul 1998 - Jun 1999           964 Mb             16.58         (0.5)
Oil         Futures/swaps
            sold              Jul 1998 - Jun 1999           961 Mb             16.44          0.2
                                                                                            -----
                                                                                            $(0.2)
                                                                                            =====

INTEREST RATE SWAPS

     The Company periodically enters into rate swaps and contracts to hedge certain interest rate transactions. As of June 30, 1998, the Company had no interest rate swap positions open.

FOREIGN CURRENCY CONTRACTS

     The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with a $348 million notional amount and maturities between March 1998 and December 1999, for which a $15.5 million deferred liability was recorded on the Condensed Consolidated Statement of Financial Position representing the fair value of these contracts. This deferred liability will be amortized over the contract terms. The unrecognized loss on such contracts at June 30, 1998, excluding the $12.8 million remaining unamortized deferred liability recorded in purchase accounting, was $34.3 million.

CREDIT RISK

     Credit risk is the risk of loss as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to the current replacement value to arrive at a total expected credit exposure. The Company has established methodologies to establish limits, monitor and report creditworthiness and concentrations of credit to reduce credit risk. At June 30, 1998, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts, was $0.7 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims, personal injury claims and environmental claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a materially adverse effect on the consolidated results of operations, financial condition or cash flows of the Company. Refer to the Company's Annual Report on Form 10-K for additional information regarding such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998, the Annual Meeting of the Shareholders of the Company was held in Fort Worth, Texas, for the purpose of electing a Board of Directors and voting on the proposals described below. There were no solicitations in the opposition to management's nominees for director as listed in the proxy statement.

Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

   Nominees                           Shares For         Shares Withheld
   --------                           ----------         ---------------
H. Jesse Arnelle                      224,305,295           2,067,738
Lynne V. Cheney                       224,346,506           2,026,527
Preston M. Geren III                  224,354,849           2,018,184
Lawrence M. Jones                     224,318,235           2,054,798
Drew Lewis                            224,061,335           2,311,698
Claudine B. Malone                    224,290,377           2,082,656
Jack L. Messman                       224,324,951           2,048,082
John W. Poduska, Sr., Ph.D            224,369,009           2,004,025
Michael E. Rossi                      224,299,256           2,073,777
Samuel K. Skinner                     224,353,603           2,019,430
James R. Thompson                     224,309,277           2,063,756

ITEM 5.   OTHER INFORMATION

Shareholder Proposals

On May 21, 1998, the SEC adopted changes to the Rule 14a-4, which governs a company's use of its discretionary proxy voting authority with respect to shareholder proposals where the shareholder has not sought inclusion of the proposal in the Company's proxy statement.

The Company has an advance notice provision relating to shareholder proposals. Such provision provides that shareholder proposals be submitted to the Secretary of the Company not less than sixty days nor more than ninety days prior to the anniversary date of the immediately preceding annual meeting of shareholders. As such, shareholder proposals for inclusion in the proxy and form of proxy relating to the 1999 Annual

Meeting of Shareholders of the Company must be received no sooner than February 19, 1999, and no later than March 19, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

11   Computation of earnings per share

12   Computation of ratio of earnings to fixed charges

15   Awareness letter of Arthur Andersen LLP dated August 14, 1998

27   Financial data schedule

(b)  REPORTS ON FORM 8-K

On May 6, 1998, the Company filed a Current Report on Form 8-K/A. This Current Report included financial statements and supplemental information for Norcen for the period ending December 31, 1997. Additionally it included an unaudited pro forma balance sheet as of December 31, 1997, to give effect to the Norcen Acquisition as if the acquisition had occurred on December 31, 1997. The Current Report also included an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1997, to give effect to the Norcen Acquisition, as if the acquisition and certain events had occurred on January 1, 1997.

On May 6, 1998, the Company filed a Current Report on Form 8-K containing a copy of three press releases issued by the Company on April 20, 1998 and April 27, 1998. Two of the press releases relate to the Company's deleveraging program. The third press release announced the Company's first quarter 1998 results of operations.

On May 13, 1998, the Company filed a Current Report on Form 8-K containing information and documents relating to the Company's issuance of $1.025 billion of notes and debentures.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 1998




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

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
    11              Computation of earnings per share

    12              Computation of ratio of earnings to fixed charges

    15              Awareness letter of Arthur Andersen LLP dated August 14, 1998

    27              Financial data schedule