Form 10-Q
period 1998-09-30
UNION PACIFIC RESOURCES GROUP INC
filed 1998-11-09
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                       777 MAIN STREET, FORT WORTH, TEXAS
                    (Address of principal executive offices)

                                      76102
                                   (Zip Code)

                                 (817) 321-6000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---


         As of October 31, 1998, there were 251,009,284 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                                        Page Number
                                                                                                        -----------

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME - For the Three
          Months and Nine Months Ended September 30, 1998 and 1997.................................         2

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -
           At September 30, 1998 and December 31, 1997.............................................       3 - 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
          Nine Months Ended September 30, 1998 and 1997............................................         5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................      6 - 11

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................................        12


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.............................................................................      13 - 28

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................      29 - 31



                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................        32

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................        32

SIGNATURE..........................................................................................        33

                       UNION PACIFIC RESOURCES GROUP INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months and Nine Months Ended September 30, 1998 and 1997
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                       -------------             -------------
                                                                      1998       1997           1998       1997
                                                                     ------     ------         ------     ------
Operating revenues:
    Oil and gas operations:
       Exploration and production............................      $  390.2    $  292.2       $ 1,193.0   $  966.8
       Gathering, processing and marketing...................          83.7       105.0           299.6      319.4
       Other oil and gas revenues............................         129.3        10.7           154.0       33.9
                                                                   --------    --------       ---------   --------
          Total oil and gas operations.......................         603.2       407.9         1,646.6    1,320.1
    Minerals.................................................          38.8        41.1           115.5      105.2
                                                                   --------    --------       ---------   --------
           Total operating revenues..........................         642.0       449.0         1,762.1    1,425.3
                                                                   --------    --------       ---------   --------

Operating expenses:
    Production...............................................         113.1        71.8           336.1      216.7
    Exploration, including exploratory dry holes.............          79.0        58.6           229.6      150.6
    Gathering, processing and marketing......................          64.6        66.3           193.2      195.6
    Minerals.................................................           0.5         1.3             1.8        3.8
    Depreciation, depletion and amortization.................         280.4       136.5           755.1      404.3
    General and administrative...............................          23.7        20.0            69.4       58.4
                                                                   --------    --------       ---------   --------
              Total operating expenses.......................         561.3       354.5         1,585.2    1,029.4
                                                                   --------    --------       ---------   --------

Operating income ............................................          80.7        94.5           176.9      395.9
Other income (expense) - net (Note 7)........................         (48.2)        8.7           (32.8)       9.6
Interest expense ............................................         (77.8)      (13.8)         (195.3)     (35.5)
                                                                   --------    --------       ---------   --------
Income (loss) before income taxes............................         (45.3)       89.4           (51.2)     370.0
Income tax benefit (expense).................................          28.0       (22.2)           47.8     (111.2)
                                                                   --------    --------       ---------   --------

Net income (loss)............................................      $  (17.3)   $   67.2       $    (3.4)  $  258.8
                                                                   ========    ========       =========   ========

Other comprehensive income, net of tax:
    Foreign currency translation adjustments.................         (16.9)       (0.2)          (53.9)      (1.0)
                                                                   --------    --------        --------   --------
Comprehensive income (loss)..................................      $  (34.2)   $   67.0        $  (57.3)  $  257.8
                                                                   ========    ========        ========   ========

Earnings (loss) per share - basic............................      $  (0.07)   $   0.27        $  (0.01)  $   1.03
Earnings (loss) per share - diluted..........................      $  (0.07)   $   0.27        $  (0.01)  $   1.03

Weighted average shares outstanding - diluted................         247.8       251.0           247.7      251.0
Cash dividends per share.....................................      $   0.05    $   0.05        $   0.15   $   0.15


  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At September 30, 1998 and December 31, 1997
                              (Millions of dollars)


                                                                          September 30,         December 31,
                                                                              1998                 1997
                                                                           -----------          -----------
                                                                           (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments...................................      $      44.0          $      70.6
    Accounts receivable - net........................................            420.4                385.4
    Inventories......................................................            120.2                 53.1
    Other current assets.............................................             64.2                 67.7
                                                                           -----------          -----------
          Total current assets.......................................            648.8                576.8
                                                                           -----------          -----------

Properties (successful efforts method): (Note 4)
    Cost.............................................................         12,774.6              7,414.4
    Accumulated depreciation, depletion and amortization.............         (4,317.1)            (3,749.0)
                                                                           -----------          -----------
          Total properties - net.....................................          8,457.5              3,665.4

Intangible and other assets..........................................            323.6                230.0
                                                                           -----------          -----------

Total assets.........................................................      $   9,429.9          $   4,472.2
                                                                           ===========          ===========




















  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At September 30, 1998 and December 31, 1997
                              (Millions of dollars)


                                                                          September 30,          December 31,
                                                                              1998                  1997
                                                                          -------------          ------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................................    $     378.6           $     426.7
     Advance payment (Note 6)..........................................          250.0                    --
     Accrued taxes payable.............................................          156.3                  59.3
     Other current liabilities.........................................          169.7                  71.7
                                                                           -----------           -----------
          Total current liabilities....................................          954.6                 557.7
                                                                           -----------           -----------

Long-term debt (Note 4)................................................        4,585.7               1,230.6
Deferred income taxes .................................................        1,735.3                 552.9
Other long-term liabilities (Note 8)...................................          498.5                 370.3

Shareholders' equity:
     Common stock, no par value;
       Authorized shares--400,000,000
       Issued shares--254,351,417 and 254,268,200......................             --                    --
     Paid-in surplus...................................................          992.6                 991.2
     Unearned employee stock ownership plan............................          (96.4)               (102.0)
     Retained earnings.................................................          916.9                 957.4
     Unearned compensation.............................................           (7.1)                (11.8)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment..........................          (71.2)                (17.3)
         Minimum pension contra equity.................................           (1.0)                 (1.0)
     Treasury stock, at cost:
         Shares--3,239,590 and 2,379,625 ..............................          (78.0)                (55.8)
                                                                           -----------           -----------
          Total shareholders' equity...................................        1,655.8               1,760.7
                                                                           -----------           -----------

Total liabilities and shareholders' equity.............................    $   9,429.9           $   4,472.2
                                                                           ===========           ===========







  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                              (Millions of dollars)
                                   (Unaudited)


                                                                                1998                1997
                                                                                ----                ----
Cash flows provided by operations:
    Net income (loss)...................................................... $     (3.4)         $   258.8
    Non-cash charges to income:
       Depreciation, depletion and amortization............................      755.1              404.3
       Deferred income taxes...............................................     (141.7)              68.0
       Other non-cash charges - net .......................................      225.4               73.2
    Changes in current assets and liabilities..............................      162.7                2.2
                                                                            ----------          ---------
          Cash provided by operations......................................      998.1              806.5
                                                                            ----------          ---------

Cash flows from investing activities:
    Capital and exploratory expenditures...................................   (1,239.9)          (1,010.3)
    Acquisition of Highlands Gas Corporation...............................         --             (179.4)
    Acquisition of Norcen (Note 4).........................................   (2,634.3)                --
    Proceeds from sales of assets .........................................      262.1               22.3
    Proceeds from sales of investments.....................................       48.4                 --
    Proceeds from settlement of contract...................................       70.3                 --
    Other investing activities - net.......................................         --               (6.4)
                                                                            ----------          ---------
          Cash used by investing activities................................   (3,493.4)          (1,173.8)
                                                                            ----------          ---------

Cash flows from financing activities:
    Dividends paid.........................................................      (37.2)             (37.5)
    Debt financing - net...................................................    2,323.2              307.0
    Purchase of treasury stock.............................................      (22.1)              (2.6)
    Other financings - net (Note 6)........................................      204.8               25.3
                                                                            ----------          ---------
          Cash provided by financing activities............................    2,468.7              292.2
                                                                            ----------          ---------

Net change in cash and temporary investments...............................      (26.6)             (75.1)
Cash at beginning of period................................................       70.6              118.9
                                                                            ----------          ---------
Cash at end of period...................................................... $     44.0          $    43.8
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

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

     The Condensed Consolidated Financial Statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management and are unaudited. Such unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods; however, such condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the Condensed Consolidated Financial Statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1997, is derived from audited financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the pro forma combined financial statements contained in the Company's Current Report on Form 8-K/A filed on May 6, 1998. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results for the full year ending December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for each reporting period. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company's estimates and assumptions.

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

3.   BUSINESS SEGMENT INFORMATION

     The following table presents summarized segment information for the Company pursuant to SFAS No. 131.

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                                ----              ----
                                                                                  (Millions of dollars)
     Revenues:
         Exploration and production........................................ $  1,346.6         $    993.9
         Gathering, processing and marketing...............................      300.0              326.2
         Minerals..........................................................      115.5              105.2
                                                                            ----------         ----------
          Total............................................................ $  1,762.1         $  1,425.3
                                                                            ==========         ==========

     Operating income:
       Exploration and production.......................................... $     83.6         $    276.0
         Gathering, processing and marketing...............................       53.2               80.8
         Minerals..........................................................      113.7              100.2
         Corporate (a).....................................................      (73.6)             (61.1)
                                                                            ----------         ----------
     Total ................................................................ $    176.9         $    395.9
                                                                            ==========         ==========

                                                                           At September 30,   At December 31,
                                                                                1998              1997
                                                                                ----              ----
                                                                                  (Millions of dollars)
     Fixed assets (net of accumulated DD&A):
       Exploration and production.......................................... $  7,398.9         $  2,695.7
       Gathering, processing and marketing.................................      909.1              843.4
       Minerals............................................................       23.7               23.6
       Corporate...........................................................      125.8              102.7
                                                                            ----------         ----------
       Total............................................................... $  8,457.5         $  3,665.4
                                                                            ==========         ==========

     (a) Operating income for the Corporate segment consists of general and administrative expense.

4.   ACQUISITION OF NORCEN

     On January 25, 1998, the Company and Union Pacific Resources Inc. ("UPRI"), an Alberta corporation and a wholly-owned subsidiary of the Company, entered into a pre-acquisition agreement ("Pre-acquisition Agreement") with Norcen Energy Resources Limited ("Norcen"). Under the Pre-acquisition Agreement, the Company and UPRI agreed to make an offer (the "tender offer") for up to 100 percent of the common shares of Norcen, subject to certain conditions. On March 3, 1998, the Company announced the closing of the tender offer. In total, 95.5 percent of the outstanding common shares of Norcen were tendered at a purchase price of U.S. $13.65 per share.

     On March 5, 1998, UPRI completed the compulsory acquisition of the remaining common shares outstanding which were not tendered. (The closing of the tender offer and completion of the compulsory acquisition is referred to as the "Norcen Acquisition.") The aggregate purchase price for the Norcen Acquisition, including non-recurring transaction costs of $28.1 million, was $2.634 billion. In addition, the Company assumed the long-term debt obligations of Norcen.

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

                                                                                             (Millions of dollars)
     Working capital.........................................................................        $   112.3
     Property, plant and equipment...........................................................          4,923.2
     Other assets............................................................................            225.7
     Long-term debt..........................................................................         (1,011.9)
     Other non-current liabilities, including deferred taxes.................................         (1,615.0)
                                                                                                      --------
          Total purchase price...............................................................        $ 2,634.3
                                                                                                     =========

     The following table presents unaudited pro forma condensed consolidated statements of operations of the Company for the nine months ended September 30, 1998 and 1997, as though the Norcen Acquisition had occurred on January 1, 1997. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1998               1997
                                                                                ----               ----
                                                                      (Millions of dollars, except per share amounts)
     Revenues..............................................................   $1,862.4          $ 1,899.5
     Costs and expenses ...................................................    1,716.3            1,567.8
                                                                              --------          ---------
     Operating income......................................................      146.1              331.7
     Interest expense......................................................     (229.7)            (181.8)
     Other income (expense) - net..........................................      (43.9)               9.6
                                                                              --------          ---------
     Income (loss) before income taxes.....................................     (127.5)             159.5
     Income tax benefit (expense)..........................................       75.6              (43.4)
                                                                              --------          ---------
       Net income (loss)...................................................   $  (51.9)         $   116.1
                                                                              ========          =========

     Earnings (loss) per share - basic.....................................   $  (0.21)         $    0.46
     Earnings (loss) per share - diluted...................................      (0.21)              0.46

     The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations or the financial position which would have occurred had the Norcen Acquisition been consummated on January 1, 1997, nor is it necessarily indicative of future results of operations of the Company.

     NORCEN SUMMARIZED FINANCIAL INFORMATION

     Shortly after the Norcen Acquisition, Norcen was amalgamated with UPRI (the "Amalgamation"). Prior to the Amalgamation, UPRI's operations primarily consisted of oil and gas operations in western Canada. After the Amalgamation, certain non-Canadian international assets have been or will soon be distributed or contributed from UPRI to other subsidiaries of the Company.

     As a result of the Amalgamation, UPRI assumed the obligations of Norcen, including the public debt obligations of Norcen (the "Debt Securities"). The Debt Securities include 7 3/8% Debentures due May 15, 2006, in the aggregate principal amount of $250 million, 7.8% Debentures due July 2, 2008, in the aggregate principal amount of $150 million and 6.8% Debentures due July 2, 2002, in the aggregate principal amount of $250 million, each of which have been fully and unconditionally guaranteed by the Company.

     The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the two months ended February 28, 1998, and seven months ended September 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the Debt Securities remain outstanding and guaranteed by the Company.

                                                                    Two Months Ended       Seven Months Ended
                                                                  February 28, 1998(1)    September 30, 1998(2)
                                                                 ---------------------    ---------------------
                                                                 (Millions of dollars)    (Millions of dollars)
     Summarized Statement of Income Information:
       Operating revenues............................................  $  104.0                  $268.9
       Operating income (loss).......................................       4.0                  (104.1)
       Net income (loss).............................................     (30.0)(3)              (106.4)

     Summarized Statement of Financial Position Information:
       Current assets................................................  $  275.6                $  139.2
       Non-current assets............................................   2,456.2                 3,520.3
       Current liabilities...........................................     182.6                   151.4
       Non-current liabilities and equity............................   2,549.2                 3,508.1


---------------------------------
       (1) Results for UPRI as of and for the two months ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method for accounting for oil and gas operations.

       (2) Results for UPRI as of and for the seven months ended September 30, 1998, include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of the purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

       (3) Net loss includes $40 million in costs incurred by UPRI in connection with the Norcen Acquisition which were not reimbursed by the Company.

5.   PLANNED DIVESTITURES

       The Company's Board of Directors has authorized management to proceed with a deleveraging program designed to reduce the Company's debt and obtain a strong investment grade credit rating. The program included the Company's plans to sell approximately $600 million of producing properties. The Company's current forecast shows that the $600 million target will be substantially achieved by year-end, but with a different mix of properties being sold than was originally disclosed. Completed sales include certain properties located in the Denver-Julesburg Basin of the Western Region (the "DJ Basin properties") for $41 million, Matagorda Island Block 623 Field and surrounding blocks (the "Matagorda property") for $158 million, several other Western Region properties and most of the Canadian properties originally identified for divestiture. In addition, agreements have been reached to sell interests in certain South Texas properties for $148 million, certain Gulf of Mexico properties, a Western Region property and a Canadian property. Additional properties are scheduled to be sold in early 1999. All of the properties identified for sale in the aggregate represent approximately ten percent of the Company's reserves, production volumes and cash flows.

       In connection with this deleveraging program, the Board of Directors also authorized management to pursue potential monetization of the Company's gathering, processing and marketing ("GPM") business. On July 2, 1998, a Confidential Descriptive Memorandum for UPFuels ("CDM"), in which the Company's GPM business is concentrated, was distributed to prospective buyers. The CDM solicited offers and provided the impetus for further discussions relating to the monetization of the Company's GPM business. The Company received several proposals in response to the CDM and invited certain of the bidders to further review documents and other information relating to the Company's GPM business. The Company has initiated discussions with a limited number of bidders seeking to consummate a monetization transaction as soon as practicable.

6.   ADVANCE PAYMENT/FORWARD SALE

       In June 1998, Union Pacific Fuels, Inc. ("UPFI") entered into a forward sale transaction. Under the terms of the forward sale agreement, UPFI received $250.0 million in cash and is required to deliver approximately 567 MMcf of gas per day to the purchaser beginning in October 1998 and continuing through March 1999. The Company has recorded the obligation associated with this transaction as an advance payment. This current liability will be amortized and recorded on the Condensed Consolidated Statement of Income as the gas is delivered over the term of the contract. In addition, UPFI has entered into a gas price swap to hedge exposure to price risk associated with this transaction (see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3 of this report).

7.   FOREIGN CURRENCY

       In the third quarter of 1998, the Company recorded a $43.4 million non-cash foreign currency loss included in other income (expense) - net on the Condensed Consolidated Statement of Income. The loss resulted from U.S.-Canadian exchange rate fluctuations applied to UPRI's U.S. dollar denominated monetary assets and liabilities (primarily debt obligations). According to SFAS No. 52, "Foreign Currency Translation," UPRI's U.S. dollar denominated monetary assets and liabilities must be remeasured using the month-end exchange rate with the effects of exchange rate fluctuations recorded immediately as a gain or loss. Translation of UPRI's financial statements for inclusion in the consolidated results of the Company requires recognition of the effects of such exchange rate fluctuations on the Condensed Consolidated Statement of Financial Position within the deferred foreign exchange adjustment. No recording of an offsetting gain or loss is allowed. The Company will continue to record gains or losses relating to UPRI's U.S. dollar denominated monetary assets and liabilities.

8.   COMMITMENTS AND CONTINGENCIES

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated statement of financial position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three month and nine month periods then ended and the condensed consolidated statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

October 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the second quarter of 1998, the Company reorganized its exploration and production business units into five core geographic areas in the United States and four core areas for international operations. The core areas in the United States comprise (1) the Austin Chalk trend in Texas and Louisiana, unchanged from the previous structure, (2) the East/West Texas business unit representing the combination of the former East Texas and West Texas business units, (3) the Western Region business unit consisting of the Land Grant Area in Colorado, Wyoming and Utah, as well as additional properties in Kansas, (4) the Gulf Coast Onshore business unit covering the onshore coastal plain of Texas and Louisiana, and (5) the Offshore business unit, which manages the Company's Gulf of Mexico operations. International core areas are (1) Canada, (2) Guatemala, (3) Venezuela and (4) Other International.

                              RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

SUMMARY FINANCIAL DATA

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                                 1998              1997
                                                                                 ----              ----
                                                                                  (Millions of dollars)
       Total operating revenues............................................      $ 642.0        $ 449.0
       Total operating expenses............................................        561.3          354.5
       Operating income....................................................         80.7           94.5
       Net income (loss)...................................................        (17.3)          67.2
       Earnings (loss) per share - diluted.................................        (0.07)          0.27

     The Company recorded a loss of $17.3 million for the third quarter of 1998, an $84.5 million decline from net income of $67.2 million for the third quarter of last year. Earnings per share also declined to a loss of $0.07 per share compared to earnings of $0.27 per share in 1997. The earnings decline was primarily due to lower prices, which caused a significant decrease in income from producing properties within exploration and production operations. Also contributing to the decline was a $64.0 million increase in interest expense principally related to higher debt balances resulting from the Norcen Acquisition and a $43.4 million loss on foreign currency exchange (see Note 7 to the Condensed Consolidated Financial Statements). Also contributing to the loss was lower operating results from gathering, processing and marketing operations. Offsetting benefits were provided by pretax gains of $128.5 million from the sale of the Matagorda property and $50.2 million of reduced income taxes due to lower pretax income.

     Operating income decreased by $13.8 million (15%) to $80.7 million for the quarter. Exploration and production operating income increased by $18.1 million (37%) to $67.2 million, reflecting the pretax gain on sale of $128.5 million for the Matagorda property and higher volumes. Those results were offset by lower prices for all products and increased operating and exploration costs. Gathering, processing and marketing operating income decreased $26.5 million to $0.4 million, largely due to tighter margins at gas plants and increased operating costs due to recent plant construction and expansion. Minerals operating income decreased $1.3 million largely due to lower soda ash results, offset by improvements in coal equity income. General and administrative costs increased $4.1 million, principally due to the expansion of operations associated with the Norcen Acquisition.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                                   1998           1997
                                                                                   ----           ----
                                                                                  (Millions of dollars)
      Segment operating income:
           Exploration and production......................................     $   67.2       $   49.1
           Gathering, processing and marketing.............................          0.4           26.9
           Minerals........................................................         38.3           39.6
           Corporate/general and administrative............................        (25.2)         (21.1)
                                                                                 -------       --------
              Total........................................................     $   80.7       $   94.5
                                                                                ========       ========

EXPLORATION AND PRODUCTION OPERATIONS

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                                   1998           1997
                                                                                   ----           ----
                                                                                  (Millions of dollars)
      Operating revenues...................................................      $ 519.1        $ 296.1
      Operating expenses:
         Production........................................................        113.1           71.8
         Exploration.......................................................         79.0           58.6
         Depreciation, depletion and amortization..........................        259.8          116.6
                                                                                --------       --------
         Total operating expenses..........................................        451.9          247.0
                                                                                --------       --------
      Operating income.....................................................     $   67.2       $   49.1
                                                                                ========       ========

OPERATING REVENUES

     Exploration and production revenues for the third quarter of 1998 increased by $223.0 million (75%) to $519.1 million, $132.9 million of which were associated with properties added in the Norcen Acquisition. In addition, production volume increases added $8.0 million to revenues, while average product price declines reduced revenues by $42.9 million. Other revenues were $125.0 million higher than last year largely due to the $128.5 million gain on sale of the Matagorda property.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                1998           1997         1998          1997
                                                                ----           ----         ----          ----
                                                                 (without hedging)            (with hedging)
      Average price realizations - exploration and production:
         Natural gas (per Mcf)..............................  $  1.65        $  1.90       $  1.63       $  1.84
         Natural gas liquids (per Bbl)......................     7.31          10.05          7.31         10.05
         Crude oil (per Bbl)................................    10.38          18.09         10.28         18.00
         Average (per Mcfe).................................     1.64           2.09          1.63          2.05

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                               1998             1997
                                                                               ----             ----
      Production volumes - exploration and production:
         Natural gas (MMcfd)...............................................  1,491.2          1,085.8
         Natural gas liquids (MBbld).......................................     32.9             26.8
         Crude oil (MBbld).................................................    152.8             50.7
         Total (MMcfed)....................................................  2,605.2          1,550.5

      Exploration and production volumes of 2,605.2 MMcfed were 1,054.7 MMcfed higher than last year, with increases in all business units except for Western Region, where volumes were essentially unchanged compared to last year. Expanded international operations, primarily due to properties added in the Norcen Acquisition, contributed volume growth of 852.6 MMcfed, and volumes for Gulf Coast Onshore increased 40.0 MMcfed over 1997 third quarter results. Other volume increases included Austin Chalk by 48.3 MMcfed and East/West Texas by
17.8 MMcfed. In spite of shut in production due to Hurricane Georges, Offshore volumes improved 97.7 MMcfed, including 117.4 MMcfed from properties added in the Norcen Acquisition.

     Natural gas volumes increased 405.4 MMcfd (37%) to 1,491.2 MMcfd, principally reflecting 398.6 MMcfd provided by Norcen Acquisition properties. Gas production from Canada improved 304.4 MMcfd. Offshore volumes increased by
66.8 MMcfd primarily due to Norcen Acquisition properties which added 86.5 MMcfd; however, this was partially offset by the effects of shut in production due to Hurricane Georges and the sale of the Matagorda property in the third quarter. Gulf Coast Onshore was up 32.7 MMcfd due to continued drilling success in Roleta and Wadsworth SE fields in South Texas, and from properties acquired in 1997. Austin Chalk production declined 16.2 MMcfd mostly because of production declines in the Giddings Field due to drilling capital reductions and the strong performance of deep Washington County drilling in 1997. Offsetting the Giddings results were production gains in East Texas and Louisiana Chalk where production increased from last year due to continued successful drilling.

     Natural gas liquid volumes increased 6.1 MBbld (23%) to 32.9 MBbld. Improvements included 2.8 MBbld from Canada and a 2.7 MBbld increase in the Austin Chalk from the start-up of the Masters Creek plant. In addition, natural gas liquid volumes were up 1.7 MBbld in East/West Texas due to improved recoveries at the East Texas plant and improvements in the gathering infrastructure. These increases were partially offset by volume reductions of
0.7 MBbld in the Western Region reflecting plants in ethane rejection and bypassed volumes.

     Crude oil volumes of 152.8 MBbld were 102.1 MBbld higher than the third quarter of last year reflecting increases of 92.5 MBbld from properties added in the Norcen Acquisition, 8.0 MBbld from the Austin Chalk and 1.8 MBbld from Gulf Coast Onshore. Canada production improved by 39.2 MBbld for the quarter, while production from Guatemala and Venezuela were 24.6 MBbld and 20.2 MBbld, respectively. Improvements in the Austin Chalk were the result of 1998 first quarter discoveries in Louisiana. Gulf Coast Onshore improvements were the result of acquisitions and production from the recently drilled Savage #2 well in South Texas.

OPERATING EXPENSES

     Production expenses increased $41.3 million to $113.1 million. Production costs on a per unit basis were $0.47 per Mcfe, down from $0.50 per Mcfe last year. Total lease operating expenses rose $44.9 million primarily due to the Norcen Acquisition properties. Production overhead costs declined $2.2 million from 1997 due to reduced legal costs, computer costs and recruiting and relocation expenses.

     Exploration expenses rose $20.4 million over the third quarter of last year. The increase was caused by higher surrendered lease costs of $10.2 million, primarily in Gulf Coast Onshore reflecting increased leasing activity, in East/West Texas from the Cotton Valley Reef prospect and acquired properties, and in Canada largely due to the Norcen acquisition. Geological and geophysical costs increased $6.4 million, relating to activity on Norcen Acquisition properties. Dry hole expense increased $3.3 million related to Offshore operations and other drilling programs on properties added in the Norcen Acquisition, offset by lower exploratory drilling activity in Gulf Coast Onshore.

     Depreciation, depletion, and amortization ("DD&A") increased by $143.2 million, or $0.26 per Mcfe to $1.08 per Mcfe. Higher volumes created an $79.3 million increase in DD&A costs over the third quarter of last year, while a higher per unit rate resulted in a $63.9 million increase. These increases include DD&A expense of $118.2 million, or $1.27 per Mcfe, for properties added in the Norcen Acquisition.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                                1998             1997
                                                                                ----             ----
                                                                                (Millions of dollars)
      Operating revenues...................................................   $   84.1         $  111.8
      Gas purchases........................................................       30.6             37.2
                                                                              --------         --------
         Gross operating margin............................................       53.5             74.6
      Operating expenses:
         Operating costs...................................................       34.0             29.1
         Depreciation, depletion and amortization..........................       19.1             18.6
                                                                              --------         --------
           Total operating expenses........................................       53.1             47.7
                                                                              --------         --------
      Operating income.....................................................   $    0.4         $   26.9
                                                                              ========         ========

OPERATING MARGINS

     Gathering, processing and marketing gross operating margins decreased by $21.1 million (28%) due to tighter margins at the Company's facilities caused by low prices for natural gas liquids and high purchase prices for natural gas. Also contributing to the decrease was a $6.4 million decline in gains on asset sales, which included the gain on sale of the Company's interest in Frontier Pipeline in 1997.

     Gathering margins decreased by $1.1 million. The decline was caused by lower throughput on the Ferguson Burleson pipeline and lower margins, partially offset by benefits from new pipelines and gathering systems that were not operating in the third quarter of 1997.

     Processing margins declined by $11.5 million with tighter margins caused by lower product prices, which declined $0.60 per Mcfe (31%). Total volumes were down 56.6 MMcfed (19%) to 242.6 MMcfed largely due to ethane rejection or bypassed natural gas volumes.

                                                                           Three  Months Ended September 30,
                                                                           ---------------------------------
                                                                               1998             1997
                                                                               ----             ----
      Sales volumes - plants:
         Natural gas (MMcfd)...............................................     24.8            37.4
         Natural gas liquids (MBbld).......................................     36.3            43.6
         Total (MMcfed)....................................................    242.6           299.2

      Average product price realizations - plants:
         Natural gas (per Mcf).............................................  $  1.28        $   2.12
         Natural gas liquids (per Bbl).....................................     7.98           11.43
         Average (per Mcfe)................................................     1.33            1.93

     Plant natural gas liquids volumes decreased by 7.3 MBbld (17%) to 36.3 MBbld as a result of lower inlet volumes at Austin Chalk plants other than Masters Creek, lower inlets at West Texas facilities and ethane rejection at the Emigrant Trail plant. These decreases were partially offset by the expansion at the Patrick Draw plant, the start-up of the Masters Creek plant and increases at the East Texas plant due to improved efficiencies in plant and pipeline operations. Plant natural gas volumes decreased by 12.6 MMcfd, to 24.8 MMcfd, due to lower volumes at the Highlands facilities, partially offset by the addition of Masters Creek plant volumes.

     Marketing gross operating margins decreased by $2.1 million as improvements from higher marketed volumes were more than offset by lower per unit margins. Marketed volumes improved for all products, reflecting the Company's higher exploration and production volumes.

OPERATING EXPENSES

     Gathering, processing and marketing operating expenses increased by $4.9 million, primarily reflecting costs at acquired, expanded or constructed operations and an expanded support staff. Highlands facilities added $2.0 million, Masters Creek expenses added $0.8 million and the Ladder Creek Helium Facility also added $0.8 million.

MINERALS OPERATIONS

OPERATING INCOME                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                                 1998         1997
                                                                                 ----         ----
                                                                               (Millions of dollars)

                  Coal ................................................       $   28.8     $   20.5
                  Soda ash.............................................            9.7         18.2
                  Other................................................           (0.2)         0.9
                                                                              --------     --------
                      Total............................................       $   38.3     $   39.6
                                                                              ========     ========

     Minerals operating income decreased by $1.3 million compared to 1997. Soda ash results declined $8.5 million from last year primarily reflecting the absence of a 1997 lease bonus. Coal results improved $8.3 million primarily from $7.9 million in higher equity income from Black Butte Coal Company ("Black Butte") as a result of the 1997 amendment of a coal supply contract that accelerated coal shipments.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses increased $4.1 million to $25.2 million as a result of the Company's expanded operations due to the Norcen Acquisition, which added $6.8 million in general and administrative expense. Partially offsetting this increase were reduced professional and temporary costs and personnel costs. On a per unit basis, general and administrative expenses decreased by $0.03 per Mcfe to $0.09 per Mcfe.

     Other income/expense was $56.9 million lower than last year primarily due to a $43.4 million loss on foreign currency exchange. In addition, other income/expense in 1997 included a $10 million partial reduction of reserves associated with the sale of the Wilmington Field.

     Interest expense for the quarter increased $64.0 million over last year to $77.8 million. The increase principally reflects the borrowings made in connection with the Norcen Acquisition.

     Income taxes declined $50.2 million from the third quarter of 1997 to a benefit of $28.0 million. This change resulted primarily from the Company's pretax loss caused by lower prices, higher exploration, interest and DD&A costs and the foreign currency loss. The effective tax rate was 61.9% in the third quarter of 1998 (including $4.1 million of Section 29 credits) compared to 24.8% in 1997 (including $4.7 million of Section 29 credits). The gains on property sales in the U.S. create taxable income resulting in a current tax expense. However, operating losses from the Company's international operations create deferred tax benefits at a higher statutory rate. The combination of low consolidated net income before tax, the current tax expense in the U.S., and the deferred tax benefit from international operations result in inflated effective tax rates on a consolidated basis.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

SUMMARY FINANCIAL DATA

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1998               1997
                                                                                ----               ----
                                                                                 (Millions of dollars)
       Total operating revenues............................................    $ 1,762.1      $ 1,425.3
       Total operating expenses............................................      1,585.2        1,029.4
       Operating income....................................................        176.9          395.9
       Net income (loss)...................................................         (3.4)         258.8
       Earnings (loss) per share - diluted.................................        (0.01)          1.03

     A loss of $3.4 million or $0.01 per share for year-to-date 1998 represented a $262.2 million decline from earnings of $258.8 million or $1.03 per share in 1997. The net income decrease includes the impacts of average price declines of more than 20%, $159.8 million of higher interest expenses and $27.6 million of lower operating income from gathering, processing and marketing. Benefits to net income were provided by the $128.5 million gain on the sale of the Matagorda property, the $30.0 million gain on the settlement of a gas supply agreement and the $26.0 million gain on the sale of the DJ Basin properties. Also contributing was strong operating income from the minerals business.

     Operating income decreased by $219.0 million (55%) to $176.9 million for the first nine months of 1998. Exploration and production operating income declined $192.4 million to $83.6 million, reflecting lower prices for all products and increased operating, exploration and DD&A costs, which offset higher volumes and the gain on sale of the Matagorda and DJ Basin properties. Gathering, processing and marketing operating income decreased $27.6 million, as tighter margins at gas plants more than offset the settlement on the gas supply agreement. Minerals operating income improved $13.5 million, reflecting the effects of the amended coal supply agreement. General and administrative costs increased $12.5 million, principally reflecting administrative costs of expanded international operations.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                                ----              ----
                                                                                 (Millions of dollars)
    Segment operating income:
           Exploration and production......................................   $     83.6      $   276.0
           Gathering, processing and marketing.............................         53.2           80.8
           Minerals........................................................        113.7          100.2
           Corporate/general and administrative............................        (73.6)         (61.1)
                                                                              ----------      ---------
              Total........................................................   $    176.9      $   395.9
                                                                              ==========      =========

EXPLORATION AND PRODUCTION OPERATIONS

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                   1998           1997
                                                                                   ----           ----
                                                                                  (Millions of dollars)
      Operating revenues...................................................    $ 1,346.6      $   993.9
      Operating expenses:
         Production........................................................        336.1          216.7
         Exploration.......................................................        229.6          150.6
         Depreciation, depletion and amortization..........................        697.3          350.6
                                                                              ----------      ---------
         Total operating expenses..........................................      1,263.0          717.9
                                                                              ----------      ---------
      Operating income.....................................................   $     83.6      $   276.0
                                                                              ==========      =========

OPERATING REVENUES

     Exploration and production revenues increased by $352.7 million (35%), $332.1 million of which were associated with properties added in the Norcen Acquisition. Excluding the Norcen Acquisition properties, volume increases added $41.6 million to revenues; however, product price declines reduced revenues by $147.5 million. Other revenues increased $126.5 million principally from the gains on sale of the Matagorda and DJ Basin properties. Other revenues in 1997 included the partial reduction of the Columbia Gas Transmission Company bankruptcy settlement reserve ($12.0 million).

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                1998           1997          1998          1997
                                                                ----           ----          ----          ----
                                                                 (without hedging)             (with hedging)
      Average price realizations - exploration and production:
         Natural gas (per Mcf)..............................  $  1.78        $  2.08       $  1.79       $  2.03
         Natural gas liquids (per Bbl)......................     8.07          11.17          8.07         11.17
         Crude oil (per Bbl)................................    10.71          19.00         10.76         18.54
         Average (per Mcfe).................................     1.75           2.27          1.75          2.22

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                 1998            1997
                                                                                 ----            ----
      Production volumes - exploration and production:
         Natural gas (MMcfd)...............................................    1,452.9          1,110.5
         Natural gas liquids (MBbld).......................................       34.4             29.7
         Crude oil (MBbld).................................................      138.1             51.3
         Total (MMcfed)....................................................    2,487.8          1,596.5

      Exploration and production volumes improved 891.3 MMcfed to 2,487.8 MMcfed for the first nine months of 1998. Canada volumes were 471.3 MMcfed higher than last year, while other international volumes increased from 12.2 MMcfed, in both cases primarily due to properties added in the Norcen Acquisition. Other increases included Gulf Coast Onshore by 34.6 MMcfed, Austin Chalk by 31.4 MMcfed and East/West Texas by 22.4 MMcfed. Offshore volumes improved 104.0 MMcfed, including 100.8 MMcfed from properties added in the Norcen Acquisition.

     Natural gas volumes increased 342.4 MMcfd (31%). Canada volumes increased by 257.2 MMcfd and Offshore production was up 76.7 MMcfd, largely due to properties added in the Norcen Acquisition. Gulf Coast Onshore production was
28.9 MMcfd higher from continued drilling success in the Roleta Field and volumes from acquired properties. East/West Texas volumes improved 15.6 MMcfd from development drilling in East Texas. Partially offsetting these improvements was a 58.0 MMcfd decline in the Austin Chalk. In 1997, Austin Chalk volumes reflect results of new well performance in Washington County.

     Natural gas liquids volumes increased 4.7 MBbld (16%) to 34.4 MBbld. Production improvements included 4.0 MBbld in the Austin Chalk resulting from the start-up of the Masters Creek gas plant and 2.5 MBbld from Canada properties acquired in the Norcen Acquisition. These increases were partially offset by 3.1 MBbld of lower volumes from the Western Region, reflecting plants in ethane rejection and bypassed volumes.

     Crude oil volumes were 86.8 MBbld higher in 1998 primarily reflecting properties added in the Norcen Acquisition and an 11.0 MBbld improvement from the Austin Chalk, reflecting drilling success in Louisiana. Canada production was 33.2 MBbld higher for the period, while production from Guatemala and Venezuela was 20.4 MBbld and 15.3 MBbld, respectively.

OPERATING EXPENSES

     Production expenses increased $119.4 million, with production costs of $0.49 per Mcfe slightly less than last year's $0.50 per Mcfe. Total lease operating expenses rose $117.2 million, of which $96.4 million was attributable to Norcen Acquisition properties. The remainder of the lease operating expense increase largely reflects higher personnel costs due to other acquisitions and salt water disposal costs in the Austin Chalk, East/West Texas and Gulf Coast Onshore. Production overhead costs were up $4.8 million largely because of increased personnel costs due to the expanded operations.

     Exploration expenses increased $79.0 million over year-to-date last year, with activity relating to properties added in the Norcen Acquisition contributing $64.3 million. Other increases were primarily the result of a $27.8 million increase in surrendered lease costs, relating to the Cotton Valley Reef and other acquired properties in East/West Texas, and increased leasing activity in Gulf Coast Onshore. Dry hole expenses not associated with Norcen Acquisition properties were down $9.0 million due to the reduced exploratory drilling program for domestic properties, while delay rentals decreased $3.9 million from last year.

     DD&A increased by $346.7 million, including $289.8 million related to properties added in the Norcen Acquisition. On a per unit basis, DD&A expense rose $0.23 per Mcfe to $1.03 per Mcfe. Higher volumes caused $195.9 million of the total increase in DD&A, while a higher per unit rate added $146.8 million. In addition, the 1998 write-off of two Offshore fields contributed $4.0 million to the increase.

GATHERING, PROCESSING AND MARKETING OPERATIONS

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1998             1997
                                                                                ----             ----
                                                                                (Millions of dollars)
      Operating revenues...................................................   $  300.0         $  326.2
      Gas purchases........................................................       93.7            116.3
                                                                              --------        ---------
         Operating margin..................................................      206.3            209.9
      Operating expenses:
         Operating costs...................................................       99.5             79.3
         Depreciation, depletion and amortization..........................       53.6             49.8
                                                                              --------        ---------
           Total operating expenses........................................      153.1            129.1
                                                                              --------        ---------
      Operating income.....................................................   $   53.2        $    80.8
                                                                              ========        =========

OPERATING MARGINS

     Gathering, processing, and marketing margins decreased by $3.6 million to $206.3 million due to tighter plant margins reflecting low natural gas liquid prices. This decrease was partially offset by the $30 million gain on the gas supply agreement settlement. In addition, 1997 margins include the gain on the sale of the Company's interest in Frontier Pipeline ($6.4 million).

     Gathering margins decreased by $2.0 million, principally reflecting lower throughput on the Ferguson Burleson pipeline and lower margins. Partially offsetting the decline were higher volumes at Panola pipeline and benefits from pipelines and gathering systems acquired or placed in service since the third quarter of last year.

     Processing margins decreased by $24.1 million with tighter margins caused by lower product prices, which declined by $0.51 per Mcfe (25%), partly offset by contributions from Highlands plants acquired in 1997.

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                    1998             1997
                                                                                    ----             ----
      Sales volumes - plants:
         Natural gas (MMcfd)...............................................         22.4             26.3
         Natural gas liquids (MBbld).......................................         40.3             41.3
         Total (MMcfed)....................................................        264.4            274.3

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                    1998             1997
                                                                                    ----             ----
      Average product price realizations - plants:
         Natural gas (per Mcf).............................................      $  1.74         $   2.21
         Natural gas liquids (per Bbl).....................................         8.89            11.95
         Average (per Mcfe)................................................         1.50             2.01

     Plant natural gas liquids volumes decreased by 1.0 MBbld primarily as a result of ethane rejection in the Western Region which offset the addition of the Highlands plants and the start-up of Masters Creek. Plant natural gas volumes decreased by 3.9 MMcfd over the first nine months of last year.

     Marketing operating margins increased by $26.0 million as the $30.0 million gain from the gas supply agreement settlement and higher marketed volumes were partly offset by lower per unit realizations.

OPERATING EXPENSES

     Gathering, processing and marketing expenses increased by $20.2 million primarily reflecting costs at acquired, expanded or constructed operations, as well as increases in support staff.

     DD&A increased by $3.8 million with the addition of the Highlands assets, Masters Creek plant and the Blacklake pipeline. Offsetting declines occurred at Ferguson Burleson pipeline and at the Brookeland plant reflecting the revision of estimated asset lives.

MINERALS OPERATIONS

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
         OPERATING INCOME                                                       1998         1997
                                                                                ----         ----
                                                                              (Millions of dollars)

                  Coal ..................................................    $    86.2     $   61.6
                  Soda ash...............................................         26.1         37.3
                  Other..................................................          1.4          1.3
                                                                             ---------     --------
                      Total..............................................    $   113.7     $  100.2
                                                                             =========     ========

     Minerals operating income increased by $13.5 million (13%), principally the result of $23.7 million of higher equity income from Black Butte reflecting the amendment of a coal supply contract. The improvement was offset by an $11.2 million decline from soda ash operations, reflecting lower royalties, the absence of a 1997 lease bonus and lower equity income from the Company's soda ash joint venture.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses increased $12.5 million (20%) to $73.6 million, principally reflecting $14.4 million relating to expanded international operations, partially offset by $3.2 million reduction (39%) in professional and temporary services. On a per unit basis, general and administrative expenses decreased by $0.02 per Mcfe to $0.09 per Mcfe.

     Other income/expense was $42.4 million lower than 1997 primarily as a result of the $43.4 million foreign currency exchange rate loss and the inclusion in 1997 of a $10.0 million partial reduction of reserves associated with the sale of Wilmington Field. Partially offsetting the declines was an $11.0 million gain on the closure of a foreign exchange contract entered into in connection with the Norcen Acquisition.

     Interest expense increased $159.8 million to $195.3 million. This increase reflects the borrowings made in connection with the Norcen Acquisition and capital spending programs.

     Income taxes declined $159.0 million for the first nine months of 1998 compared to last year to a benefit of $47.8 million. This decline is primarily the result of the pretax net loss in 1998. Included in 1998 are $12.3 million of
Section 29 credits compared to $14.2 million of Section 29 credits in the first nine months of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the first nine months of 1998 was cash provided by operations, debt financing, sales of assets and contract settlements. Cash outflows for the first nine months of 1998 include the purchase price for Norcen, capital and exploratory expenditures and the repurchase of common stock by the Company.

     Cash provided by operations for the first nine months of 1998 increased $191.6 million (24%) compared to the same period of 1997, as the benefit of significantly higher volumes was offset by lower sales prices for the Company's oil and gas products, tighter margins from gathering, processing and marketing operations and higher interest expense associated with higher debt levels. Cash from operations also includes two non-recurring items: the collection of an acquired note receivable relating to Norcen's 1997 partial sale of Superior Propane ($85.4 million) and the closure of certain commodity and foreign currency financial contracts also acquired in the Norcen Acquisition ($63.9 million).

     Cash used in investing activities for the first nine months of 1998 rose $2.3 billion over 1997. This increase primarily reflects the $2.6 billion purchase price for Norcen and a $50.2 million increase in other capital and exploratory expenditures. These increases were partly offset by a $358.5 million improvement in proceeds from asset sales and contract settlements. In 1998, these asset sales and settlements include proceeds from the sales of the Matagorda ($158.0 million) and the DJ Basin properties ($41.0 million), the sale of the remaining investment in Superior Propane ($48.4 million) and proceeds from settlements of gas supply contracts acquired in the Norcen Acquisition ($70.3 million). In addition, the Company entered into a forward sale agreement that provided $250.0 million, which is included in cash provided by financing activities (see Note 6 to the Condensed Consolidated Financial Statements).

     Capital and exploratory expenditures for the first nine months of 1998, excluding the Norcen Acquisition, were $1.24 billion, an increase of 4% over last year. Expenditure categories are as follows:

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                   1998         1997
                                                                                   ----         ----
                                                                                 (Millions of dollars)
      Capital and exploratory expenditures:
         Exploration and production........................................      $ 1,066.1    $   849.6
         Gathering, processing and marketing...............................          135.7        323.2
         Minerals and other................................................           38.1         16.9
                                                                                 ---------    ---------
              Total........................................................      $ 1,239.9    $ 1,189.7
                                                                                 =========    =========

     Exploration and production capital spending for the first nine months of 1998 increased by $216.5 million (25%) over last year, reflecting increases in development drilling ($156.9 million), exploratory drilling ($41.5 million) and production facilities and equipment ($91.6 million). Development drilling increases were concentrated in the Austin Chalk, Canada and other international areas, while exploratory drilling focused in the Gulf Coast Onshore and Offshore areas. Production facility capital reflects spending on properties added in the Norcen Acquisition to support production operations. Offsetting these increases was a $144.9 million decline in lease acquisition spending reflecting the more active leasing programs in 1997.

     Gathering, processing and marketing spending declined by $187.5 million. Spending in 1997 reflects the acquisition of Highlands Gas Corporation for $179.4 million. Other spending was up $21.2 million, primarily reflecting spending relating to the Company's relocation to a new headquarters building.

     The Company's Board of Directors has authorized management to proceed with a deleveraging program designed to reduce the Company's debt and obtain a strong investment grade credit rating. The program included the Company's plans to sell approximately $600 million of producing properties. The Company's current forecast shows that the $600 million target will be achieved by year-end, but with a different mix of properties being sold than was originally disclosed. Completed sales include the DJ Basin properties, the Matagorda property, several Western Region properties and most of the Canadian properties originally identified for divestiture. In addition, agreements have been reached to sell interests in certain South Texas properties for $148 million, certain Gulf of Mexico properties, a Western Region property and a Canadian property. Additional properties are scheduled to be sold in early 1999. All of the properties identified for sale in the aggregate represent approximately ten percent of the Company's reserves, production volumes and cash flows.

     In connection with this deleveraging program, the Board of Directors also authorized management to pursue potential monetization of the Company's gathering, processing and marketing ("GPM") business. On July 2, 1998, a Confidential Descriptive Memorandum for UPFuels ("CDM"), in which the Company's GPM business is concentrated, was distributed to prospective buyers. The CDM solicited offers and provided the impetus for further discussions relating to the monetization of the Company's GPM business. The Company received several proposals in response to the CDM and invited certain of the bidders to further review documents and other information relating to the Company's GPM business. The Company has initiated discussions with a limited number of bidders seeking to consummate a monetization transaction as soon as practicable.

     As of September 30, 1998 and December 31, 1997, the total capitalization of the Company was as follows:

                                                                               September 30,       December 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                     (Millions of dollars)
Long-term debt:
      Commercial paper and other, net......................................      $ 2,332.2          $    663.1
      Notes and debentures.................................................        2,225.0               550.0
      Tax exempt revenue bonds.............................................           20.1                20.1
      (Discount) premium on notes and debentures - net.....................            8.4                (2.6)
                                                                                 ---------          ----------
         Total long-term debt..............................................        4,585.7             1,230.6
Shareholders' equity.......................................................        1,655.8             1,760.7
                                                                                 ---------          ----------
      Total capitalization.................................................      $ 6,241.5          $  2,991.3
                                                                                 =========          ==========
      Debt to total capitalization.........................................           73.5%               41.1%

     During the first quarter of 1998, in connection with the Norcen Acquisition, the Company issued commercial paper supported by its $2.7 billion 364 Day Competitive Advance/Revolving Credit Agreement (the "Norcen Acquisition Facility"), and also assumed the net debt of Norcen, aggregating approximately $1.0 billion. In October 1998, the Company replaced its eight existing facilities (the Norcen Acquisition Facility, its $600 million and $300 million revolving credit agreements and five Canadian facilities), which totaled approximately U.S.$2.9 billion. The facilities were replaced with three new facilities totaling an aggregate of U.S.$2.5 billion. These new facilities are comprised of a $1.0 billion 364-Day Competitive Advance/Revolving Credit Agreement (the "Bridge Facility"), a $750 million 364-Day Competitive Advance/Revolving Credit Agreement and a $750 million Five-Year Competitive Advance/Revolving Credit Agreement (collectively the "Facilities"). Each of the Facilities contain a covenant stipulating that the ratio of consolidated debt to consolidated EBITDAX
- the sum of operating income (before adjustments for income taxes, interest expense or extraordinary gains or losses), depreciation, depletion and amortization, and exploration expenses - cannot exceed 3.25:1.00. This covenant replaces the consolidated debt to total capitalization ratio covenant applicable under previous facilities. The Bridge Facility also contains mandatory reduction provisions whereby it will be permanently reduced by seventy-five percent of the net proceeds from specified asset sales (certain identified asset sales and the monetization of the Company's gathering, processing and marketing business). The Facilities also place other restrictions on the Company regarding the creation of liens, incurrance of additional indebtedness of subsidiaries, transactions with affiliates, sales of stock of Union Pacific Resources Company (a wholly-owned subsidiary of the Company) and certain mergers, consolidations and asset sales.

     Excluding commercial paper, the Company has no debt maturing in the next four years. All debt of the Company has been classified as long-term reflecting the Company's intent and ability to maintain any short-term commercial paper borrowings on a long-term basis either through the issuance of additional commercial paper or debt securities. In the second quarter of 1998, the Company issued $1.025 billion of notes and debentures, with interest rates ranging from 6.5% to 7.15% and maturities from 2005 through 2028. The proceeds from this issuance were used to repay outstanding commercial paper.

     The Company has initiated a deleveraging program directed toward reducing its debt levels and improving cash flow coverage ratios. In addition to the asset sales, the Company has taken steps to reduce its 1998 capital spending to approximate its anticipated cash flow for the year. The lower capital spending levels are also in response to the weakness of crude oil, natural gas and natural gas liquids prices and higher debt service requirements. Capital spending plans in 1998 have declined from an original range (before the Norcen Acquisition) of $1.5 to $1.8 billion to the current projection of approximately $1.3 billion.

     During 1998, the Company has purchased $22.1 million of its common stock. During 1998, the Company has paid quarterly cash dividends of $0.05 per share on its outstanding common stock, and on October 29 declared a $0.05 per share dividend to be paid on January 2, 1999.

     The extent and timing of capital spending may be affected by changes in business, financial and operating conditions as well as by the timing and availability of suitable investment opportunities. For example, the Company has spent over ninety percent of its projected 1998 capital budget in the first nine months of the year. As a result, the capital spending rate will decrease significantly in the remaining months of 1998, resulting in decreased drilling activity. Capital spending for 1998 has and will be funded primarily through cash provided by operations as well as certain cash generating strategies that have occurred during the year. Drilling is expected to be concentrated in the Gulf of Mexico, Austin Chalk, western Canada and Guatemala. The Company expects to increase its total annual sales volumes in 1998 by more than 50% over 1997, while increasing its hydrocarbon reserves. The sales volume growth over 1997 is expected to be achieved primarily as a result of the Norcen Acquisition.

      Prices for oil and natural gas have declined during 1998 as a result of several contributing factors, including, but not limited to, high production levels from members of the Organization of Petroleum Exporting Countries and other countries, generally mild weather conditions and the economic weakness in several Asian countries. These price declines have had a negative near-term impact on the cash flows from the Company's production activities. If the weak prices continue and if the Company determines that such price declines have longer-term negative implications, the Company will revise its long-term price forecasts utilized in its periodic evaluations of potential asset impairments. In addition, as part of its normal year-end process, the Company will evaluate its reserves, including those acquired in the Norcen Acquisition, which are also being reviewed for the purpose of purchase price allocation as required under Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." If weak prices continue and the quantity of proved reserves determined by such evaluations are not sufficient to recover the current book value of the investment, the Company may be required to write-down the book value of certain producing properties and recognize non-cash charges to earnings in the fourth quarter of 1998.

YEAR 2000 ISSUE

        The Company has established a formal Year 2000 Readiness Program to address the Company's issues relating to the Year 2000. Program activities are directed by a Program Management Office staffed with a Year 2000 Program Manager, several senior Information Technology ("IT") project managers and representatives from key internal functions including exploration & production, operations, purchasing, finance and legal. The Program Management Office operates under the oversight of a Year 2000 Executive Steering Committee and the Audit Committee of the Board of Directors. The Company has engaged CSC Consulting ("CSC") during the inventory and assessment phases of the program and continues to make use of CSC services for program management recommendations and reviews. The Company has also engaged the law firm of Morgan, Lewis & Bockius LLP for legal advice on Year 2000 related issues.

       The general phases for the Company's Year 2000 Readiness Program are (1) inventory of Year 2000 items; (2) assessment of business criticality and compliance status of inventory items; (3) remediation and verification planning for items determined to be material to the company; (4) remediation (including repairing, retiring, replacing or preparing work-arounds) of material items that are determined not to be Year 2000 compliant; (5) verification that material items are Year 2000 compliant; and (6) business continuity and contingency planning for material business processes related to Year 2000 items.

The Company's Year 2000 Readiness Program is organized around the following major program areas:

o     Information technology ("IT") infrastructure

o     Information systems

o     Process control and embedded technology

o     Third party suppliers, partners, customers and governmental entities

     The IT infrastructure program area is currently in the remediation phase with approximately one third of the items already progressing into the verification phase. Activity in this area primarily involves installing and testing upgrades and software service releases supplied by vendors. Verification of Year 2000 compliance is currently anticipated by the end of the first quarter in 1999. Contingency planning and periodic contingency reviews are scheduled to commence in the fourth quarter for 1998, and continue through mid-1999.

     The information systems program area is currently in the remediation phase. Between 1993 and 1997, the Company replaced its inventory of information systems and eliminated its entire mainframe computing environment. A large proportion (over 80%) of the Company's Year 2000 remediation work was completed as a by-product of this wholesale system replacement. Remaining activity in this area primarily involves installing and testing new versions of applications software packages as they are made available by software vendors. Completion is dependent on several vendors' delivery schedules, but is currently anticipated by mid-1999. Contingency planning and periodic contingency reviews are scheduled to commence in fourth quarter of 1998, and continue through mid-1999.

     The process control and embedded technology program area is currently in the remediation and verification planning phase. Remaining activity in this area primarily involves implementing software upgrades to selected equipment and verifying the Year 2000 compliance of process control and embedded technology equipment. The Company currently anticipates completion by mid-1999 of both the remediation and verification activities. Contingency planning for this area is scheduled to commence in the second quarter of 1999 and continue through the remainder of 1999.

     The third-party suppliers, partners, customers and governmental entities program area is currently in the verification planning phase. The assessment phase was completed in the second quarter of 1998 and included the process of identifying and prioritizing external entities. Approximately 400 third party entities were contacted and surveyed concerning their Year 2000 plans and readiness during the assessment phase. Verification activities and development of contingency plans are scheduled to commence in the fourth quarter of 1998 with completion by mid-1999.

        The total cost of the Company's Year 2000 Readiness Program is not expected to be material to the Company's financial position. Not including the cost of replacing its information systems between 1993 and 1997, the Company anticipates spending a total of approximately $2.5 million dollars during 1998 and 1999 for Year 2000 related modifications and testing. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. Year-to-date 1998 expenditures through September are $1.0 million.

      Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers, partners and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Readiness Program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues. The Company believes that, with the completion of the Year 2000 Readiness Program, the possibility of significant interruptions of normal operations should be reduced.

     The Company believes that the most reasonably likely worst case Year 2000 scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) unanticipated failures in embedded technology or process control systems due to Year 2000 causes could result in temporarily suspending operations at certain operating facilities with consequent loss of revenue; and
(iii) slow downs or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities.

                           FORWARD LOOKING INFORMATION

     Certain information included in this quarterly report and other materials filed by the Company with the Securities and Exchange Commission contain projections and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the

Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions (including the timing of the completion of the Company's deleveraging program), development activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, regulatory matters and competition. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

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

     With respect to expected capital expenditures and drilling activity, additional factors such as the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and deleveraging program and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to the Company's deleveraging program, factors such as the ability to identify qualified buyers, the buyer's ability to obtain financing (if necessary), successful negotiation of contract terms and completion of due diligence may affect the success and timing of the completion of the program. With respect to expected growth in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending, deleveraging programs, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates.

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

COMMODITY PRICE RISK - NON-TRADING ACTIVITIES

     The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with contractual commitments, price volatility and other market variables. These instruments are generally put in place to limit risk of adverse price movements; however, when this is done, these same instruments may also limit future gains from favorable price movements. Such risk management activities are generally accomplished pursuant to exchange-traded futures and over-the-counter swaps and options.

     Recognition of realized gains/losses and option premium payments/receipts in the Condensed Consolidated Statements of Income is deferred until the underlying physical product is purchased or sold. Unrealized gains/losses on derivative financial instruments are not recorded. Margin deposits, deferred gains/losses on derivative financial instruments and net premiums are included in other current assets or liabilities in the Condensed Consolidated Statements of Financial Position. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operations in the Condensed Consolidated Statements of Cash Flows. At September 30, 1998, the Company had margin deposits of $3.7 million.

     The following table summarizes the Company's open positions as of September 30, 1998, which hedge the Company's future oil and gas production:

                                                                                                     UNRECOGNIZED
                                     CONTRACT                        WEIGHTED        FAIR VALUE      GAIN/(LOSS)
  PRODUCT            TYPE           TIME PERIOD          VOLUME     AVG. PRICE       (MILLIONS)      (MILLIONS)
  -------            ----           -----------          ------     ----------       ----------      ----------
    Gas       Puts Purchased      Nov - Dec 1998         1.0Bcfd     $   2.15         $  3.8           ($5.0)
    Gas       Puts Purchased      Jan - Mar 1999         1.0Bcfd     $   2.15         $ 11.2           ($1.9)
    Gas       Calls Sold          Apr - Oct 1999         1.0Bcfd     $   2.54         $ 16.7          $  5.2
    Gas       Swaps               Nov - Dec 1998         0.8Bcfd         Var.          ($0.8)          ($0.8)
    Gas       Swaps               Jan - Mar 1999         0.8Bcfd         Var.         $  0.9          $  0.9
    Gas       Swaps               Apr - Oct 1999         0.8Bcfd         Var.          ($1.7)          ($1.7)
    Gas       Fixed Price         Nov'98 - Jun'08        57.6Bcf     $   3.03         $ 23.3          $ 23.3
    Gas       Fixed Price         Nov'98 - Jun'11       253.8Bcf     $   2.79         $ 78.5          $ 78.5
    Oil       Puts Purchased      Nov - Dec 1998         70MBbld     $  14.83         $  2.0           ($0.3)
    Oil       Calls Sold          Nov - Dec 1998         1MBbld      $  21.00         $  0.0          $  0.1
    Oil       Swaps               Jan'99 - Dec'00        2MBbld      $  11.94          ($1.4)          ($1.4)
    Oil       Fixed Price         Nov - Dec 1998         2MBbld      $  10.80          ($0.2)          ($0.2)
    Oil       Fixed Price         Nov'98 - Mar'99        10MBbld     $  10.13          ($1.2)          ($1.2)
    Oil       Fixed Price         Nov'98 - Aug'99        2MBbld      $  10.34          ($0.3)          ($0.3)
                                                                                      -------         -------
                                                                        Totals:       $ 130.8         $  95.2

     In connection with purchase accounting adjustments relating to the Norcen Acquisition, an asset has been recorded on the balance sheet for $104.8 million representing the fair value of acquired futures contracts and fixed price positions. The value of this asset will be amortized over the contract terms. Excluding the $72.0 million unamortized value of the asset remaining at September 30, 1998, the Company's unrecognized gain relating to hedges of oil and gas production at September 30, 1998, was $23.2 million.

     UPFI enters into financial contracts in conjunction with transportation, storage and customer service programs. The following table summarizes UPFI's open positions as of September 30, 1998:

                                                                                                     UNRECOGNIZED
                                       CONTRACT                         WEIGHTED      FAIR VALUE      GAIN/(LOSS)
   PRODUCT           TYPE             TIME PERIOD        VOLUME       AVG.  PRICE     (MILLIONS)      (MILLIONS)
   -------           ----             -----------        ------       -----------     ----------      ----------
     Gas       Futures/Swaps        Nov'98 - Dec'04     205.7Bcf         $2.26          ($4.4)          ($4.4)
               Purchased
     Gas       Futures/Swaps        Nov'98 - Dec'04      21.5Bcf         $2.33          ($0.6)          ($0.6)
               Sold
                                                                                        -----           -----
                                                                        Totals:         ($5.0)          ($5.0)

     Additionally, the Company had previously sold near-term futures contracts and swaps for August through December 1998 with respect to notional natural gas volumes of 47 MMcfd. Subsequently, these positions were offset by purchasing corresponding volumes through futures contracts and swaps for the same delivery periods. The unrecognized gain at September 30, 1998, relating to these transactions was $0.1 million.

     Unrecognized mark-to-market gains and losses were determined based on current market prices, as quoted by recognized dealers, assuming round lot transactions and using a mid-market convention without regard to market liquidity.

TRADING ACTIVITIES

     UPR Energy Services Inc., a wholly-owned subsidiary of the Company, periodically enters into financial contracts in conjunction with market-making or trading activities with the objective of achieving profits through successful anticipation of movements in commodity prices and changes in other market variables.

     Market-making positions are marked-to-market and gains and losses are immediately included as revenue in the Condensed Consolidated Statement of Income. In addition, the fair value of unsettled positions is immediately included in the Condensed Consolidated Statement of Financial Position as a current asset or current liability. The net pretax loss recorded in the Condensed Consolidated Statement of Income relating to these activities for the third quarter was $1.6 million and the nine months ended September 30, 1998, was $1.8 million.

The following table summarizes UPR Energy Services Inc. open positions as of September 30, 1998:

                                             CONTRACT                              WEIGHTED           FAIR VALUE
      PRODUCT              TYPE            TIME PERIOD           VOLUME           AVG. PRICE          (MILLIONS)
      -------              ----            -----------           ------           ----------          ----------
        Gas          Futures/Swaps       Oct'98 - Dec'99         30.9Bcf            $ 2.15              ($1.8)
                     Purchased
        Gas          Futures/Swaps       Oct'98 - Dec'99         54.3Bcf            $ 2.05               $1.2
                     Sold
        Oil          Futures/Swaps       Oct'98 - Jun'99         838MBbl            $16.59                  0
                     Purchased
        Oil          Futures/Swaps       Oct'98 - Jun'99         869MBbl            $16.49              ($0.1)
                     Sold
                                                                                                        -----
                                                                                                        ($0.7)

INTEREST RATE SWAPS

     The Company periodically enters into rate swaps and contracts to hedge certain interest rate transactions. As of September 30, 1998, the Company had no interest rate swap positions open. During the third quarter, the Company entered into $300 million of rate lock contracts to hedge interest rates related to a contemplated bond issuance. At September 30, 1998, the unrecognized loss associated with these contracts was $15 million.

FOREIGN CURRENCY CONTRACTS

     The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with a $348 million notional amount and maturities between March 1998 and December 1999, for which a $15.5 million deferred liability was recorded on the Condensed Consolidated Statement of Financial Position representing the fair value of these contracts. This deferred liability will be amortized over the contract terms. The unrecognized loss on such contracts at September 30, 1998, excluding the $9.8 million remaining unamortized deferred liability recorded in purchase accounting, was $30.9 million.

CREDIT RISK

     Credit risk is the risk of loss as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to the current replacement value to arrive at a total expected credit exposure. The Company has established methodologies to establish limits, monitor and report creditworthiness and concentrations of credit to reduce credit risk. At September 30, 1998, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts, was $4.0 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

11      Computation of earnings per share

12      Computation of ratio of earnings to fixed charges

15      Awareness letter of Arthur Andersen LLP dated November 6, 1998

27      Financial data schedule

(b)     REPORTS ON FORM 8-K

        None.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 6, 1998




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

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------
     11          Computation of earnings per share

     12          Computation of ratio of earnings to fixed charges

     15          Awareness letter of Arthur Andersen LLP dated November 6, 1998

     27          Financial data schedule