Form 10-Q/A
period 1998-09-30
UNION PACIFIC RESOURCES GROUP INC
filed 1998-11-12
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q/A

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

The purpose of this amendment is to file Exhibits 10.1, 10.2, 10.3, and 10.4 which were not included on the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        Exhibits not previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998, are designated by an asterisk (*) and are filed herewith.

*10.1 U.S. $1,000,000,000 364-Day Competitive Advance/Revolving Credit Agreement, dated as of October 27, 1998, among Union Pacific Resources Group Inc. and Chase Bank of Texas, N.A., as administrative agent and the banks named therein.

*10.2 U.S. $750,000,000 364-Day Competitive Advance/Revolving Credit Agreement, dated as of October 27, 1998, among Union Pacific Resources Group Inc. and Chase Bank of Texas, N.A., as administrative agent and the banks named therein.

*10.3 U.S. $750,000,000 Five-Year Competitive Advance/Revolving Credit Agreement, dated as of October 27, 1998, among Union Pacific Resources Group Inc. and Chase Bank of Texas, N.A., as administrative agent, The Chase Manhattan Bank of Canada, as Canadian sub-agent and the banks named therein.

*10.4 Form of Agreement relating to Change in Control by and between Union Pacific Resources Group Inc. and Thomas R. Blank, approved by the Compensation and Corporate Governance Committee of the Board of Directors on July 13, 1998.

11 Computation of earnings per share. (Exhibit 11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)

12 Computation of ratio of earnings to fixed charges. (Exhibit 12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)

15 Awareness letter of Arthur Andersen LLP dated November 6, 1998. (Exhibit 15 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)

27 Financial data schedule. (Exhibit 27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)

 (b)     REPORTS ON FORM 8-K

        None.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1998




                                    UNION PACIFIC RESOURCES GROUP INC.
                                    (Registrant)


                                    /s/ Morris B. Smith
                                    --------------------------------------------
                                    Morris B. Smith,
                                    Vice President and Chief Financial Officer
                                    (Chief Financial Officer and
                                      Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------
*10.1            U.S. $1,000,000,000 364-Day Competitive Advance/Revolving Credit
                 Agreement, dated as of October 27, 1998, among Union Pacific Resources
                 Group Inc. and Chase Bank of Texas, N.A., as administrative agent and the banks named therein.

*10.2            U.S. $750,000,000 364-Day Competitive Advance/Revolving Credit
                 Agreement, dated as of October 27, 1998, among Union Pacific Resources
                 Group Inc. and Chase Bank of Texas, N.A., as administrative agent and the banks named therein.

*10.3            U.S. $750,000,000 Five-Year Competitive Advance/Revolving Credit
                 Agreement, dated as of October 27, 1998, among Union Pacific Resources
                 Group Inc. and Chase Bank of Texas, N.A., as administrative agent, The
                 Chase Manhattan Bank of Canada, as Canadian sub-agent and the banks named therein.

*10.4            Form of Agreement relating to Change in Control by and between Union
                 Pacific Resources Group Inc. and Thomas R. Blank, approved by the
                 Compensation and Corporate Governance Committee of the Board of
                 Directors on July 13, 1998.

11               Computation of earnings per share. (Exhibit 11 to Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1998, filed November 9,
                 1998.)

12               Computation of ratio of earnings to fixed charges. (Exhibit 12 to
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)

15               Awareness letter of Arthur Andersen LLP dated November 6, 1998.
                 (Exhibit 15 to Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998, filed November 9, 1998.)

27               Financial data schedule. (Exhibit 27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 9, 1998.)


                 * Filed Herewith