Form 10-Q
period 1999-03-31
UNION PACIFIC RESOURCES GROUP INC
filed 1999-05-10
CIK 949061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

         As of April 30, 1999, there were 252,149,222 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                      Page Number
                                                                                                      -----------

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
          For the Three Months Ended March 31, 1999 and 1998......................................         2

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -
          At March 31, 1999 and December 31, 1998.................................................       3 - 4

 .        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
          Three Months Ended March 31, 1999 and 1998..............................................         5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................       6 - 11

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................................        12


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...........................................................................      13 - 22

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................      22 - 24


                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................       25

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................     25 - 26

SIGNATURE..........................................................................................       27

                       UNION PACIFIC RESOURCES GROUP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1999 and 1998
               --------------------------------------------------
                      (Millions, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                    1999          1998
                                                                ----------     ----------
Operating revenues:
    Exploration and production                                  $    319.0     $    364.2
    Other oil and gas revenues (Note 5)                               63.9            3.7
                                                                ----------     ----------
          Total oil and gas operations                               382.9          367.9
    Minerals                                                          32.2           40.1
                                                                ----------     ----------
          Total operating revenues                                   415.1          408.0
                                                                ----------     ----------

Operating expenses:
    Production                                                        90.5           95.3
    Exploration                                                       51.6           56.1
    Minerals                                                           0.4            0.7
    Depreciation, depletion and amortization                         183.2          174.3
    General and administrative                                        15.6           20.4
    Restructuring charge (Note 6)                                     14.5             --
                                                                ----------     ----------
              Total operating expenses                               355.8          346.8
                                                                ----------     ----------

Operating income                                                      59.3           61.2
Other income (expense) - net  (Note 7)                                11.4            1.3
Interest expense                                                     (64.3)         (34.0)
                                                                ----------     ----------
Income from continuing operations before income taxes                  6.4           28.5
Income tax benefit (expense) (Notes 7 and 8)                          35.9           (3.8)
                                                                ----------     ----------
Income from continuing operations                                     42.3           24.7

Discontinued operations: (Note 4)
    Income (loss) from discontinued operations - net of tax          (23.8)           6.5
    Gain on sale of discontinued operations - net of tax             157.0             --
                                                                ----------     ----------
    Total income from discontinued operations                        133.2            6.5

Net income                                                      $    175.5     $     31.2
                                                                ==========     ==========

Other comprehensive income - net of tax:
    Foreign currency translation adjustments                         (35.3)           3.6
                                                                ----------     ----------
Comprehensive income                                            $    140.2     $     34.8
                                                                ==========     ==========
Earnings per share - basic and diluted:
    Continuing operations                                       $     0.17     $     0.10
    Discontinued operations                                           0.54           0.03
                                                                ----------     ----------
    Total                                                       $     0.71     $     0.13
Weighted average shares outstanding - diluted                        248.7          248.2
Cash dividends per share                                        $     0.05     $     0.05

 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    At March 31, 1999 and December 31, 1998
                    ---------------------------------------
                             (Millions of dollars)

                                                                                     March 31,     December 31,
                                                                                       1999           1998
                                                                                    ----------     ----------
                                                                                    (Unaudited)

ASSETS

Current assets:
    Cash and temporary investments.............................................     $    171.3     $      8.8
    Accounts receivable - net ..................................................         311.6          261.0
    Inventories ................................................................          53.1           64.6
    Other current assets (Note 5) ..............................................          96.9          107.0
                                                                                    ----------     ----------
          Total current assets .................................................         632.9          441.4
                                                                                    ----------     ----------

Properties (successful efforts method)(Note 5):
    Cost .......................................................................      10,978.1       11,078.2
    Accumulated depreciation, depletion and amortization .......................      (5,095.3)      (4,984.9)
                                                                                    ----------     ----------
          Total properties - net ...............................................       5,882.8        6,093.3

Intangible and other assets ....................................................         169.5          180.8

Net assets of discontinued operations (Note 4) .................................            --          926.9
                                                                                    ----------     ----------

Total assets ...................................................................    $  6,685.2     $  7,642.4
                                                                                    ==========     ==========




 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    At March 31, 1999 and December 31, 1998
                    ---------------------------------------
                             (Millions of dollars)


                                                                  March 31,    December 31,
                                                                    1999          1998
                                                                 ----------     ----------
                                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................    $    229.3     $    270.5
     Advance payment (Note 9) ...............................         150.0             --
     Accrued taxes payable ..................................         263.0           64.9
     Short-term debt ........................................         382.0          853.8
     Other current liabilities ..............................         228.4          157.5
                                                                 ----------     ----------
          Total current liabilities .........................       1,252.7        1,346.7
                                                                 ----------     ----------

Long-term debt ..............................................       2,755.4        3,744.9
Deferred income taxes .......................................       1,215.9        1,291.6
Other long-term liabilities (Note 11) .......................         600.4          531.0

Shareholders' equity:
     Common stock, no par value;
       Authorized -- 400,000,000
       Issued and outstanding-- 252,153,830 and 250,685,204 .            --             --
     Paid-in surplus ........................................       1,006.6          992.6
     Treasury stock, at cost:
         Shares--3,668,426 and 3,666,913 ....................         (82.6)         (82.5)
     Retained earnings ......................................         172.2            9.1
     Unearned employee stock ownership plan .................         (94.2)         (95.7)
     Unearned compensation (Note 10) ........................         (16.6)          (6.0)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment ...............        (119.7)         (84.4)
         Minimum pension contra equity ......................          (4.9)          (4.9)
                                                                 ----------     ----------
          Total accumulated other comprehensive income ......        (124.6)         (89.3)
                                                                 ----------     ----------

               Total shareholders' equity ...................         860.8          728.2
                                                                 ----------     ----------

Total liabilities and shareholders' equity ..................    $  6,685.2     $  7,642.4
                                                                 ==========     ==========




 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
               --------------------------------------------------
                             (Millions of dollars)
                                  (Unaudited)


                                                                   1999          1998
                                                                ----------     ----------

Cash flows provided by operations:
    Net income .............................................    $    175.5     $     31.2
    Less (income) from discontinued operations .............        (133.2)          (6.5)
    Non-cash charges to income:
       Depreciation, depletion and amortization ............         183.2          174.3
       Deferred income taxes ...............................         (21.3)         (20.8)
       Other non-cash charges - net ........................           6.9           78.9
    Changes in current assets and liabilities ..............          10.6           86.4
                                                                ----------     ----------
          Cash provided by operations ......................         221.7          343.5
                                                                ----------     ----------

Cash flows from investing activities:
    Capital and exploratory expenditures ...................        (110.8)        (448.1)
    Acquisition of Norcen (Note 3) .........................            --       (2,623.2)
    Proceeds from other sales of assets  (Note 5) ..........         200.2            6.0
    Proceeds from sale of GPM segment  (Note 4) ............       1,359.1             --
    Cash provided (used) by discontinued operations ........        (169.5)         (88.7)
    Other investing activities - net .......................            --            6.4
                                                                ----------     ----------
          Cash provided (used) by investing activities .....       1,279.0       (3,147.6)
                                                                ----------     ----------

Cash flows from financing activities:
    Dividends paid .........................................         (12.4)         (12.4)
    Other debt financing - net .............................            --        2,816.1
    Debt repaid ............................................      (1,472.9)            --
    Repurchase of common stock .............................          (0.1)         (21.6)
    Other financing activities - net (Note 9) ..............         147.2           (4.4)
                                                                ----------     ----------
          Cash provided (used) by financing activities .....      (1,338.2)       2,777.7
                                                                ----------     ----------

Net change in cash and temporary investments ...............         162.5          (26.4)
Cash at beginning of period ................................           8.8           67.1
                                                                ----------     ----------
Cash at end of period ......................................    $    171.3     $     40.7
                                                                ==========     ==========





 See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

      The Condensed Consolidated Financial Statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management, are unaudited and reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. However, these condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the Condensed Consolidated Financial Statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1998, is derived from audited financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results for the full year ending December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are also subject to a number of risks and uncertainties which may cause actual results to differ materially.

2.   BUSINESS SEGMENT INFORMATION

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       1999           1998
                                                                                    ----------     ----------
                                                                                     (Millions of dollars)

     Revenues:
         Exploration and production ............................................    $    382.9     $    367.9
         Minerals ..............................................................          32.2           40.1
                                                                                    ----------     ----------
          Total ................................................................    $    415.1     $    408.0
                                                                                    ==========     ==========

     Operating income:
         Exploration and production.............................................    $     59.1     $     43.4
         Minerals ..............................................................          31.8           39.4
         Corporate (a) .........................................................         (31.6)         (21.6)
                                                                                    ----------     ----------
          Total ................................................................    $     59.3     $     61.2
                                                                                    ==========     ==========

                                               At March 31,   At December 31,
                                                  1999             1998
                                               ----------       ----------
                                                  (Millions of dollars)

Fixed assets (net of accumulated DD&A):
  Exploration and production ..............    $  5,777.8       $  5,988.8
  Minerals ................................          10.2             10.2
  Corporate ...............................          94.8             94.3
                                               ----------       ----------
  Total ...................................    $  5,882.8       $  6,093.3
                                               ==========       ==========


     (a) Operating income for the Corporate segment consists of general and administrative expense and DD&A expense on Corporate fixed assets, and in 1999 includes $14.5 million related to a restructuring charge (See Note 6).

3.   ACQUISITION OF NORCEN

     In March 1998, the Company and Union Pacific Resources Inc. ("UPRI"), an Alberta corporation and a wholly-owned subsidiary of the Company, acquired Norcen Energy Resources Limited ("Norcen") for $2.6 billion ( the "Norcen Acquisition"). The following table presents unaudited pro forma condensed consolidated statements of income of the Company for the three months ended March 31, 1998 as though the Norcen Acquisition had occurred on January 1, 1998. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.

                                                   Three Months Ended
                                                -----------------------
                                                     March 31, 1998
                                                -----------------------
                                                 (Millions of dollars,
                                               except per share amounts)

          Revenues ...............................    $    507.8
          Costs and expenses .....................         477.8
                                                      ----------
          Operating income .......................          30.0
          Interest expense .......................         (68.5)
          Other income (expense) - net ...........           1.3
                                                      ----------
          Loss before income taxes ...............         (37.2)
          Income tax benefit (expense) ...........          20.4
                                                      ----------
          Loss from continuing operations ........    $    (16.8)
                                                      ==========

          Loss per share - basic .................    $    (0.07)
          Loss per share - diluted ...............         (0.07)

     The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations which would have occurred had the Norcen Acquisition been consummated on January 1, 1998, nor is it necessarily indicative of future results of operations.

     NORCEN SUMMARIZED FINANCIAL INFORMATION

     In 1998, as a result of the Norcen Acquisition, UPRI assumed and unconditionally guaranteed the public debt obligations of Norcen. The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the three months ended March 31, 1999, the two months ended February 28, 1998, and the month ended March 31, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the Debt Securities remain outstanding and guaranteed by UPRI.

(Millions of dollars)                                        Three Months Ended      Two Months Ended         One Month Ended
                                                                March 31, 1999      February 28, 1998(a)      March 31, 1998(b)
                                                                --------------      --------------------     --------------------
     Summarized Statement of Income Information:
       Operating revenues ......................                $        121.1      $        104.0              $          50.5
       Operating income (loss) .................                          50.6                 4.0                        (16.0)
       Net income (loss) .......................                          58.9               (30.0)(c)                    (12.8)

                                                               At March 31, 1999                              At December 31, 1998
                                                               -----------------                              --------------------
     Summarized Statement of Financial Position Information:
       Current assets ......................................    $        103.7                                   $         53.7
       Non-current assets ..................................           1,847.8                                          1,882.3
       Current liabilities .................................              56.1                                            279.8
       Non-current liabilities and equity ..................           1,895.4                                          1,656.2

------------------

       (a) Results for UPRI as of and for the two months ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method for accounting for oil and gas operations.

       (b) Results for UPRI as of and for the one month ended March 31, 1998, include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of the purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

       (c) Net loss includes $40 million in costs incurred by UPRI in connection with the Norcen Acquisition which were not reimbursed by the Company.

4.     SALE OF GPM SEGMENT

       In November 1998, the Company entered into a Merger and Purchase Agreement ("Agreement") with Duke Energy Field Services, Inc. ("Duke") to sell its gathering, processing and marketing ("GPM") segment for $1.36 billion in cash. On March 31, 1999, the Company closed on the sale ( the "GPM Disposition"). The GPM Disposition consisted primarily of the Company's pipelines, gathering systems, natural gas processing plants and natural gas and natural gas liquids marketing assets and operations, including interests in nineteen natural gas processing plants (together with approximately 7,200 miles of pipelines that support these processing plants), as well as two non-operated natural gas liquids fractionation plants. The Company has retained its crude oil marketing business. The Company recorded a $157.0 million after-tax gain on the GPM Disposition.

       Under a process provided for in the Agreement, Duke has asserted claims against the Company for costs to remediate alleged environmental conditions. These environmental claims are in excess of a $40 million deductible that Duke has assumed for environmental conditions. Under the terms of the Agreement, the Company has the right to contest any environmental claims through arbitration. If it is determined that there are valid environmental claims in excess of the $40 million deductible, then the Company will be required to make a payment to Duke for such excess amount. The Company is analyzing Duke's environmental claims. At this time, the Company believes that there are substantial defenses to the Duke environmental claims, and that the likelihood that any payments to Duke will be required is remote.

       The GPM segment results of operations and cash flows have been excluded from continuing operations for all periods presented and have been reported as discontinued operations in the accompanying condensed consolidated statements of income and cash flows. The GPM net assets that were sold were segregated from continuing operations in the Company's condensed consolidated statement of financial position at December 31, 1998.

       Summarized information relating to results of discontinued operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                                   1999           1998
                                                                ----------     ----------
                                                                   (Millions of dollars)
                 Operating revenues ........................    $     21.5     $     91.0
                 Operating expenses ........................         (29.7)         (58.1)
                 Depreciation, depletion and amortization ..         (20.4)         (16.8)
                                                                ----------     ----------
                 Operating income (loss) ...................         (28.6)          16.1
                 Other income (expense)-- net ..............            --            0.1
                 Interest expense (a) ......................          (8.0)          (5.2)
                                                                ----------     ----------
                 Income (loss) before taxes ................         (36.6)          11.0
                 Income taxes benefit (expense) ............          12.8           (4.5)
                                                                ----------     ----------
                 Net income (loss) from
                 discontinued operations ...................    $    (23.8)    $      6.5
                                                                ==========     ==========

----------

(a) The Company allocated interest expense to the GPM segment based on the ratio of net assets of discontinued operations to total Company net assets, excluding $3.6 billion of debt associated with the Norcen Acquisition.

5.     PROPERTY DIVESTITURES

       In January 1999, the Company completed sales of its non-core South Texas properties for a sales price of $137.8 million, including a $30 million note receivable, and its Canadian Caroline-Swan Hill property (the "Caroline property") for $108.6 million. The Company recorded a pretax gain of $61.1 million in connection with these sales.

6.     RESTRUCTURING CHARGES

       During the first quarter, the Company reorganized into five operating groups, announced workforce reductions for its Canadian and U.S. operations and established an early retirement program. As a result of these actions, the Company recorded a $14.5 million restructuring charge in the first quarter. The charge included $4.2 million for pension benefits and other postretirement benefits ("OPEB") in connection with the early retirement program and the workforce reductions. Also included were $7.1 million for severance costs relating to a reduction in force, $3.0 million for specialty drilling equipment and supplies no longer required for cancelled drilling programs and $0.2 million for excess office space commitments.

       At January 1, 1999, the balance of the reserve for restructuring costs was $14.6 million. During the first quarter, $7.3 million was added to the reserve (the $14.5 million first quarter charge less the amount relating to the pension, OPEB and specialty drilling equipment costs), and $10.5 million, principally related to severance benefits, was paid out of the reserve. At March 31, 1999, the $11.4 million remaining in the reserve represents a drilling rig commitment ($5.0 million), excess office space commitments ($4.1 million) and remaining severance costs.

7.     FOREIGN CURRENCY

       The Company recorded a $9.0 million non-cash foreign currency gain included in other income (expense) net on the Condensed Consolidated Statement of Income. The gain resulted from remeasurement of UPRI's U.S. dollar denominated monetary assets and liabilities (primarily debt obligations).

       The Company also recorded a $6.9 million non-cash foreign currency gain included in deferred tax benefit (expense) on the Condensed Consolidated Statement of Income. The gain resulted from remeasurement of deferred tax liabilities denominated in the local currencies of Guatemala and Venezuela.

8.     TAX SETTLEMENT

       In 1997, Norcen received a reassessment from Canadian tax authorities in the amount of $81.1 million concerning the deductibility of certain expenses and foreign exchange losses claimed for income tax purposes during the period 1989 through 1993. In spite of Norcen's disagreement and appeal, the reassessment was fully funded in 1997. As a result of the Norcen Acquisition, the Company valued this issue at $17.0 million, net of any valuation allowance, as part of the purchase price allocation. On March 8, 1999, UPRI entered into an agreement with Canadian tax authorities to settle these claims out of court. Under the terms of the settlement, the Company will receive a refund of approximately $54.6 million dollars. In the first quarter of 1999, the Company recorded $7.1 million of interest income and a $27.9 million deferred income tax benefit related to the settlement.

9.     ADVANCE PAYMENT

       In March 1999, the Company entered into a forward sale transaction, whereby it received $150.0 million in cash and is required to deliver approximately 401 MMcf of natural gas per day to the purchaser beginning in April 1999 and continuing through October 1999. The Company has recorded the obligation associated with this transaction as an advance payment. This current liability will be amortized and the related cost will be recorded in other oil and gas revenues on the Condensed Consolidated Statement of Income as the gas is delivered over the term of the contract. In addition, the Company has entered into a gas price swap to hedge exposure to price risk associated with this transaction (see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3 of this report).

10.    SHAREHOLDERS' EQUITY

       In the first quarter of 1999, options covering 1,171,439 shares of Company common stock were granted to directors, officers and certain non-officer executives of the Company, each with an exercise price of $9.44 per share, a one-year vesting period and a ten-year term. In addition, 1,474,439 shares of restricted stock were awarded to officers and certain non-officer executives with a vesting schedule of one-third per year over a three-year period, subject to accelerated vesting upon the achievement of certain applicable Company common stock price objectives. These stock price objectives were achieved in April and May 1999, resulting in the acceleration of vesting of all such shares of restricted stock.

11.    COMMITMENTS AND CONTINGENCIES

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

       In connection with the disposition of significant plant, pipeline, refining and producing property assets, the Company has made certain representations and warranties related to the assets sold and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain disposed assets for alleged breaches of such representations and warranties and under certain indemnities. Certain claims related to compliance with environmental laws remain pending, including those discussed in Note 4. In addition, as some of the representations, warranties and indemnities related to some of the disposed assets have not expired, further claims may be made against the Company. While no assurance can be given as to the ultimate outcome of these claims, the Company does not expect these matters to have a material adverse effect on its results of operations, financial condition or cash flows.

       The Company is a defendant in a number of other lawsuits and is involved in governmental proceedings arising in the ordinary course of business in addition to those described above. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. The Company does not expect these lawsuits, commitments or guarantees to have a material adverse effect on its results of operations, financial condition or cash flows.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.


We have reviewed the accompanying condensed consolidated statement of financial position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and the condensed consolidated statement of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

April 26, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

            QUARTER ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

SUMMARY FINANCIAL DATA

                                                                             Three  Months Ended March 31,
                                                                             -----------------------------
                                                                                  1999            1998
                                                                                 -------        -------
                                                                                  (Millions of dollars)

       Total operating revenues............................................      $ 415.1        $ 408.0
       Total operating expenses............................................        355.8          346.8
       Operating income....................................................         59.3           61.2
       Income from continuing operations...................................         42.3           24.7
       Net income .........................................................        175.5           31.2
       Earnings from continuing operations per share - diluted.............         0.17           0.10
       Earnings per share - diluted........................................         0.71           0.13

     The Company recorded net income of $175.5 million in the first quarter of 1999, an increase of $144.3 million over first quarter results for 1998. Earnings per share increased from $0.13 in the first quarter of 1998 to $0.71 per share in 1999. The increase was due to the $157.0 million after-tax gain on the sale of the GPM business segment to Duke and improved results from continuing operations, partly offset by lower income from discontinued operations.

                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $42.3 million for the first quarter of 1999, an increase of $17.6 million compared to 1998. Earnings per share for continuing operations of $0.17 increased $0.07 per share. The increase was largely due to the $61.1 million pretax ($33.8 million after-tax) gain on property sales and a $32.9 million after-tax gain related to the Canadian tax settlement. Volumes improved over last year, primarily from the benefit of three months of Norcen results in 1999 versus one month in 1998 (the Norcen Acquisition was effective March 3, 1998), which added $29.1 million in revenues. The remeasurement of U.S. dollar denominated liabilities contributed a $15.9 million after-tax foreign exchange gain. Lower product prices, however, reduced revenues by $74.3 million for the quarter. In addition, the Company also recorded a $14.5 million restructuring charge related to the reduction in force and early retirement program that occurred in the first quarter of 1999.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1999           1998
                                                      ----------     ----------
                                                         (Millions of dollars)
   Segment operating income:
           Exploration and production ............    $     59.1     $     43.4
           Minerals ..............................          31.8           39.4
           Corporate/general and administrative ..         (17.1)         (21.6)
           Restructuring charge ..................         (14.5)          --
                                                      ----------     ----------
              Total ..............................    $     59.3     $     61.2
                                                      ==========     ==========

     Operating income decreased by $1.9 million (3%) to $59.3 million for the quarter. Exploration and production operating income increased by $15.7 million (36%) to $59.1 million, reflecting the $61.1 million pretax gain on property sales, as well as higher volumes, which contributed $29.1 million in revenues. Those results were partially offset by lower prices for all products that reduced revenues by $74.3 million.

     Minerals operating income decreased $7.6 million to $31.8 million, largely due to higher operating expenses at Black Butte Coal Company ("Black Butte"), lower coal royalty volumes, lower soda ash volumes at the Company's soda ash joint venture and reduced soda ash prices. These results were partially offset by a gain on sale relating to an industrial minerals property and reduced overhead expenses.

     Corporate/general and administrative ("G&A") costs were $31.6 million during the quarter, including the $14.5 million restructuring charge related to the reduction in force and early retirement program. G&A expenses of $17.1 million were down $4.5 million from 1998, reflecting cost savings related to the fourth quarter 1998 and first quarter 1999 reductions in force, partly offset by the inclusion of three months of Canadian overhead compared to one month last year.

EXPLORATION AND PRODUCTION OPERATIONS

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                         (Millions of dollars)

      Exploration and production revenues .........    $    319.0    $    364.2
      Other oil and gas revenues ..................          63.9           3.7
                                                       ----------    ----------
         Total operating revenues .................         382.9         367.9
                                                       ----------    ----------
      Operating expenses:
         Production ...............................          90.5          95.3
         Exploration ..............................          51.6          56.1
         Depreciation, depletion and amortization .         181.7         173.1
                                                       ----------    ----------
         Total operating expenses .................         323.8         324.5
                                                       ----------    ----------
      Operating income ............................    $     59.1    $     43.4
                                                       ==========    ==========

OPERATING REVENUES

     Exploration and production revenues for the first quarter of 1999 decreased by $45.2 million (12%) to $319.0 million, due to the $74.3 million reduction associated with lower product prices. The reduction in revenues occurred in spite of an 8 percent increase in volumes that added $29.1 million to revenues. Other revenues were $60.2 million higher than last year due to the $61.1 million pretax gain on property sales.

                                                                                       Three Months Ended March 31,
                                                                          ----------------------------------------------------
                                                                             1999          1998          1999          1998
                                                                          ----------    ----------    ----------    ----------
                                                                             (without hedging)          (with hedging)

      Average price realizations - exploration and production:
         Natural gas (per Mcf) .......................................    $     1.53    $     1.87    $     1.63    $     1.97
         Natural gas liquids (per Bbl) ...............................          7.47          9.39          7.47          9.39
         Crude oil (per Bbl) .........................................          9.64         12.16          9.54         12.32
         Average (per Mcfe) ..........................................          1.53          1.88          1.59          1.96

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999          1998
                                                           ----          ----
Production volumes - exploration and production:
   Natural gas (MMcfd) ...........................       1,327.1       1,277.5
   Natural gas liquids (MBbld) ...................          24.5          32.9
   Crude oil (MBbld) .............................         126.3          98.7
   Total (MMcfed) ................................       2,231.7       2,066.7

     Exploration and production volumes of 2,231.7 MMcfed increased 165.0 MMcfed (8%) over 1998 results primarily due to the effect of including three months of production from Norcen Acquisition properties in 1999 as compared to only one month in 1998. As a result, Norcen property volumes, primarily in Canada and Latin America, increased 489.9 MMcfed for the quarter. Production from other properties decreased 324.9 MMcfed (19%) as a result of production declines related to reduced capital spending and to property sales.

     Canadian volumes increased 219.4 MMcfed to 478.4 MMcfed. Latin American volumes also realized significant increases, primarily in Venezuela and Guatemala where production increased 85.0 MMcfed and 67.8 MMcfed, respectively. Volumes decreased in US Offshore by 15.5 MMcfed largely due to the sale in the third quarter of 1998 of the Matagorda Island 623 field and surrounding blocks (the "Matagorda property"), which more than offset the contribution from Norcen Acquisition properties. US Onshore activities realized a 210.4 MMcfed decline related to a reduction in capital spending and property sales.

     Natural gas volumes increased 49.6 MMcfd (4%) to 1,327.1 MMcfd, principally reflecting a 209.7 MMcfd increase in volumes from Norcen Acquisition properties, partially offset by a 160.1 MMcfd decline for other properties. Gas production from Canada improved 142.2 MMcfd. US Offshore volumes decreased by 19.5 MMcfd primarily due to the sale of the Matagorda property and production declines for existing properties, partly offset by Norcen Acquisition properties which added 41.4 MMcfd. US Onshore volumes dropped 77.5 MMcfd. The Plains/Kansas area realized a gain of 11.0 MMcfd with significant increases in southeast Colorado related to the addition of helium processing capabilities in the area. However, natural gas volumes in the East Texas area dropped 26.7 MMcfd and in the Rockies area by 17.9 MMcfd, both related to normal production declines. Gas volumes also reflect declines caused by property sales.

     Natural gas liquid ("NGL") volumes decreased 8.4 MBbld (26%) to 24.5 MBbld. The decline is related to ethane and propane rejection in most US Onshore operating areas due to low product prices and the sale of the offshore Matagorda property.

     Crude oil volumes of 126.3 MBbld increased 27.6 MBbld (28%) over results from the first quarter of last year. The increase reflects a 45.4 MBbld improvement from properties added in the Norcen Acquisition. Canadian production improved by 13.5 MBbld for the quarter, while production from Latin America improved by 27.9 MBbld, where Venezuela and Guatemala increased 14.2 MBbld and 11.3 MBbld, respectively. US Onshore crude production fell 15.8 MBbld due to production declines related to capital spending reductions. The Central Texas and Louisiana area volumes dropped 9.5 MBbld and 4.0 MBbld, respectively.

OPERATING EXPENSES

     Production expenses decreased $4.8 million (5%) to $90.5 million. Production costs on a per unit basis were $0.45 per Mcfe, down from $0.51 per Mcfe last year. Total lease operating expenses rose $2.8 million primarily due to the Norcen Acquisition properties, which caused a $19.9 million increase. However, cost reduction efforts initiated in 1998 resulted in lower US Onshore lease operating expenses ($12.4 million) compared to 1998 results, with substantial cost savings in workovers, maintenance and repair costs and salt water disposal costs. Also contributing to the improvement was the effect of domestic property sales that had incurred $3.5 million of lease operating expenses in 1998. Lease operating expenses on a per unit basis dropped from $0.31 per Mcfe in 1998 to $0.30 per Mcfe in 1999.

     Production and property taxes fell $5.0 million from 1998 due to reduced domestic volumes and lower prices. Production overhead costs declined $3.4 million from 1998 largely due to reduced personnel costs related to the reductions in force.

     Exploration expenses decreased $4.5 million from the first quarter of last year. The decrease was primarily the result of lower dry hole expenses ($9.0 million) and geologic and geophysical expenses ($4.6 million), both related to the reduced capital spending program in 1999. Also contributing to the variance was reduced exploration overhead, down $1.6 million, largely due to reduced purchases of maps and logs and computer costs. Higher surrendered lease costs ($9.5 million) were primarily due to lower projected success rates in the US Onshore Louisiana area.

     Depreciation, depletion and amortization ("DD&A") increased by $8.6 million, but was lower on a per unit rate at $0.90 per Mcfe, compared to $0.93 per Mcfe last year. Higher volumes created a $13.8 million increase in DD&A costs over the first quarter of last year, while a lower per unit rate resulted in a $5.2 million reduction. DD&A rates in Latin America fell to $0.76 per Mcfe, down from $1.22 per Mcfe in 1998 and also dropped in Canada, from $1.26 per Mcfe in 1998 to $0.94 per Mcfe in 1999. These per unit rate reductions are largely the result of the asset impairment charge taken in December 1998.

MINERALS OPERATIONS

OPERATING INCOME                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        1999          1998
                                                                     ----------    ----------
                                                                       (Millions of dollars)

Coal  ...........................................................    $     24.9    $     29.9
Soda ash ........................................................           6.3           9.8
Other ...........................................................           0.6          (0.3)
                                                                     ----------    ----------
    Total........................................................    $     31.8    $     39.4
                                                                     ==========    ==========

     Minerals operating income decreased $7.6 million. Coal results declined $5.0 million primarily from lower coal royalty volumes as a result of mining operations that moved from Company-owned sections to federal sections, as well as increased expenses at Black Butte. Soda ash results declined $3.5 million from last year primarily reflecting lower volumes at the Company's soda ash joint venture and lower product prices in spite of higher royalty volumes. The gain on the sale of an industrial minerals property and reduced overhead expenses provided an offsetting benefit.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses declined $4.8 million from last year to $15.6 million. Reduced salaries and wages ($1.3 million) and computer costs ($1.2 million) reflect the cost savings realized by the reduction in force that occurred in the fourth quarter of 1998 and early in the first quarter of this year. General and administrative expenses on a per unit basis decreased by $0.03 per Mcfe to $0.08 per Mcfe. The Company also recognized a $14.5 million restructuring charge taken in the first quarter of 1999 related to the Company's reorganization effort.

     Other income/expense was $10.1 million higher than last year primarily due to the $9.0 million gain on the remeasurement of U.S. dollar denominated liabilities of UPRI and $7.1 million of interest income related to the Canadian tax settlement. Included in 1998 results was $3.5 million of interest income related to borrowings made in anticipation of the Norcen Acquisition.

     Interest expense for the quarter increased $30.3 million from last year to $64.3 million, principally reflecting the borrowings made in connection with the Norcen Acquisition.

     Income taxes declined $39.7 million from the first quarter of 1998 to a benefit of $35.9 million. This change resulted primarily from the Company's domestic pretax loss causing a reduction in taxes of $32.5 million. The remaining variance is primarily the result of a foreign currency remeasurement of deferred tax liabilities in Guatemala ($6.9 million). Canadian operations recognized an increase in taxes totaling approximately $19.7 million due to higher pretax income, which was offset by the $27.9 million associated with the tax settlement. These net variances created a minimal change from Canada's first quarter 1998 tax expense. Section 29 tax credits were $3.4 million in the quarter, down from $4.1 million in the same quarter in 1998.

                       RESULTS OF DISCONTINUED OPERATIONS

     Income from discontinued operations was $133.2 million for the quarter, an increase of $126.7 from 1998 results. The variance is due to the $157.0 million after-tax gain on the sale of the GPM segment to Duke. GPM Operations posted a $23.8 million after-tax loss due to a $21.5 million pretax charge related to firm transportation contracts that were marked to market, as well as lower margins and product prices.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the first quarter of 1999 were the sales of the GPM segment and other properties, cash provided by operations and a $150 million advance payment. Cash outflows for the first quarter included capital and exploratory expenditures, repayment of commercial paper and dividends.

     Cash from operations of $221.7 million for the quarter was $121.8 million lower than last year. The decline includes $74.3 million caused by lower prices and $30.3 million of higher interest costs. In addition, $10.5 million of payments were made related to the fourth quarter 1998 and first quarter 1999 restructuring charges, and minerals operating income decreased $7.6 million compared to last year. These decreases were partly offset by the impact of higher volumes in 1999.

     Cash provided by investing activities was $1.28 billion for the quarter, reflecting the proceeds from the GPM, South Texas and Caroline property sales. Offsetting the sales proceeds were capital spending and cash used in discontinued operations, which included $171 million of repayments of an advance payment/forward sale transaction. Cash used in investing activities for the first quarter of 1998 was $3.15 billion, with higher capital expenditures and the acquisition of Norcen.

     Included in cash from financing activities is $1.47 billion in debt repayments, primarily using proceeds from the GPM Disposition and other property sales. In addition, $150 million of proceeds from the 1999 advance payment are included in other financing activities.

     Capital expenditures for continuing operations in the first quarter of 1999 of $110.8 million were down $337.3 million compared to last year, excluding the $2.6 billion cost for the acquisition of Norcen. The 1998 amounts below include capital expenditures for Norcen properties beginning in March.

                                          Three Months Ended March 31,
                                          ----------------------------
                                               1999           1998
                                            ----------    ----------
                                              (Millions of dollars)

Capital and exploratory expenditures:
   Exploration and production ..........    $    109.5    $    441.7
   Minerals and other ..................           1.3           6.4
                                            ----------    ----------
        Total ..........................    $    110.8    $    448.1
                                            ==========    ==========

     Exploration and production capital spending was down $332.2 million to $109.5 million, principally reflecting the effort to control capital spending in light of depressed product prices. The major categories of capital spending include development drilling ($59.3 million), other development capital ($27.2 million) and exploratory drilling ($7.2 million). Exploration and development drilling by area included $30.8 million in the U.S. Onshore, $20.1 million in the U.S. Offshore and $14.5 million in Canada. Expenditures for discontinued operations of $32.0 million were down $7.0 million from last year.

     With the GPM Disposition and the Caroline and South Texas property sales in the first quarter of 1999, the Company has substantially completed its previously announced deleveraging program. The Company continues to market certain additional properties; however, remaining sales proceeds in 1999 are expected to be less than $100 million.

     As of March 31, 1999, and December 31, 1998, the total capitalization of the Company was as follows:

                                                                 March 31,    December 31,
                                                                   1999           1998
                                                                ----------     ----------
                                                                  (Millions of dollars)
Long- and short-term debt:
      Commercial paper and other, net ......................    $    879.0     $  2,351.9
      Notes and debentures .................................       2,225.0        2,225.0
      Capital lease obligations ............................          17.6           17.4
      (Discount) premium on notes and debentures - net .....          15.8            4.4
                                                                ----------     ----------
         Total debt ........................................       3,137.4        4,598.7
Shareholders' equity .......................................         860.8          728.2
                                                                ----------     ----------
      Total capitalization .................................    $  3,998.2     $  5,326.9
                                                                ==========     ==========
      Debt to total capitalization .........................          78.5%          86.3%

     In April 1999, the Company issued $200 million of 7.3% Notes due April 15, 2009, and $300 million of $7.95% Debentures due April 15, 2029. Proceeds from the issuance were used to reduce commercial paper borrowings. Also in April 1999, the Company's senior unsecured credit ratings were downgraded by Standard & Poor's to BBB-, and by Moody's to Baa3, and its commercial paper ratings were downgraded by Standard & Poor's to A3 and by Moody's to P3.

      The Company continues to anticipate capital spending of approximately $500 million for 1999, with spending focused on development projects that generate more immediate cash flow. At these capital levels and because of sales of producing properties during 1998 and early 1999, production volumes for the year are expected to decline approximately five percent from 1998 levels. However, with recent strengthening of prices and the resulting improvements in cash flow, the Company may increase its capital spending later in the year.

      Crude oil and gas prices have risen sharply in the first quarter and the 1999 outlook is favorable for both products. The Organization of Petroleum Exporting Countries ("OPEC") and other countries have announced crude oil production cuts to ease the oversupply, and Asian demand is expected to increase through the year as these economies improve. Significant compliance with production quotas by OPEC members and other countries is crucial to sustaining higher crude oil prices. The supply/demand picture for natural gas is favorable even considering the current high storage inventories. Domestic and Canadian natural gas supply is expected to be down in 1999 due to production declines driven by low sales prices. U.S. natural gas demand is expected to be higher than last year due to the continued strength in the economy and fuel switching from crude oil back to gas in the summer due to higher crude oil prices. The Company expects to continue to experience commodity price fluctuations and manages a portion of its price risk with hedging activities; however, low prices could affect expected future net income, cash flows and capital spending. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for information regarding the Company's hedging positions at March 31, 1999.

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

       The general phases for the Company's Year 2000 Readiness Program are (i) inventory of Year 2000 items; (ii) assessment of business criticality and compliance status of inventory items; (iii) remediation and verification planning for items determined to be material to the Company; (iv) remediation (including repairing, retiring, replacing or preparing work-arounds) of material items that are determined not to be Year 2000 compliant; (v) verification that material items are Year 2000 compliant; and (vi) deployment of corrected items into the ongoing business environment.

     The Company's Year 2000 Readiness Program is organized around the following major areas:

     o    IT infrastructure
     o    Information systems
     o    Process control and embedded technology
     o    Third party suppliers, partners, customers and governmental entities

     In the IT infrastructure area, seventeen readiness projects have been designated as having a "high" criticality. All of these seventeen projects have completed the remediation and verification phases. Fifteen of these seventeen (88%) have completed the deployment phase as well.

     In the information systems program area, forty-one systems have been designated as having "high" criticality. The remediation, verification and deployment phases have been completed for thirty-six (88%) of these systems. The remaining five critical systems are awaiting version upgrades from a single vendor. Year 2000 testing of the current releases of these systems has been completed in order to prepare work-around procedures as a contingency.

     In the process control and embedded technology area, project teams and vendors are currently in the remediation and verification phases. Remaining activity in this area primarily involves implementing software upgrades to selected equipment and verifying the Year 2000 readiness of process control and embedded technology equipment. The Company anticipates completion by mid-1999 of both the remediation and verification phases at each location.

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

     The total cost of the Company's Year 2000 Readiness Program is not expected to be material to the Company's financial position. Not including the cost of replacing its information systems between 1993 and 1997, the Company anticipates spending a total of between $2.5 million and $3.0 million during 1998 and 1999 for Year 2000 related modifications and testing. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

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

                          FORWARD LOOKING INFORMATION

     Certain information included in this report, and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain projections and forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

     Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of oil, gas and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; competition in the oil and gas industry as well as competition from other sources of energy; the economics of producing certain reserves; demand for and supply of oil and gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. Additionally, unpredictable or unknown factors not discussed herein could have material adverse effects on actual results related to matters which are the subject of forward looking information.

     With respect to expected capital expenditures and drilling activity, additional factors such as oil and gas prices, the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to changes in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production volumes and reserve estimates.

     With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders and the Company's results of operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow and the ability to reduce debt, factors such as changes in oil and gas prices, the Company's success in acquiring properties or divesting producing properties or other assets, environmental matters and other contingencies, hedging activities, and the Company's credit rating and debt levels may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results or financial condition of the Company. Certain factors, such as changes in oil and gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a result of the sale of the GPM segment, the Company has reduced its risk exposure in several areas. The Company now has lower plant volumes subject to price risk, lower risk relating to marketing activities for third party volumes and lower variable rate debt resulting from debt repayments using sales proceeds. However, credit risk exposure related to Duke has increased as a result of certain agreements made in connection with the GPM sale.

COMMODITY PRICE RISK -- NON-TRADING ACTIVITIES

    The following table summarizes the Company's open positions at March 31, 1999, which hedge the Company's future oil and gas production:

                                                                   WEIGHTED AVG.                 UNRECOGNIZED
                                     CONTRACT                      PRICE PER MCF   FAIR VALUE    GAIN/(LOSS)
  PRODUCT          TYPE            TIME PERIOD        VOLUME          OR BBL       (MILLIONS)    (MILLIONS)
  -------     --------------      --------------     --------         ------       ----------    ----------
    Gas       Puts Purchased      May - Oct 1999     430MMcfd         $ 1.90        $   6.8      $    (5.0)
    Gas       Calls Sold          May - Oct 1999      1.0Bcfd         $ 2.54        $   7.6      $    11.3
    Gas       Swaps               May - Oct 1999     744MMcfd           Var.        $ (14.8)     $   (14.8)
    Gas       Futures             May - Oct 1999     413MMcfd         $ 1.91        $ (10.8)     $   (10.8)
    Gas       Fixed Price         May - Dec 1999      20MMcfd         $ 2.12        $   1.5      $     1.5
    Gas       Fixed Price         Jan - Dec 2000      18MMcfd         $ 2.11        $   1.2      $     1.2
    Gas       Fixed Price         Jan - Oct 2001      10MMcfd         $ 1.54        $  (1.3)     $    (1.3)
    Oil       Swaps               May - Dec 1999       2MBbld         $10.57        $  (1.0)     $    (1.0)
    Oil       Swaps               Jan - Dec 2000       2MBbld         $10.57        $  (1.2)     $    (1.2)
    Oil       Swaps               May - Dec 1999      70MBbld         $14.51        $ (29.4)     $   (29.4)
    Oil       Fixed Price         Feb - Aug 1999       2MBbld         $ 9.60        $  (0.7)     $    (0.7)
                                                                                    -------      ---------
                                                                        Totals:     $ (42.1)     $   (50.2)

    At March 31, 1999, the Company had margin deposits of $27.7 million.

    The Company enters into financial contracts in conjunction with its alliance with South Jersey Resources Group, in which it has a 50% ownership interest. This alliance provides gas storage and customer service programs.
The following table summarizes the alliance's open positions at March 31, 1999:

                                                                WEIGHTED AVG.                   UNRECOGNIZED
                                     CONTRACT                   PRICE PER MCF    FAIR VALUE      GAIN/(LOSS)
   PRODUCT         TYPE            TIME PERIOD        VOLUME                     (MILLIONS)      (MILLIONS)
   -------         ----           --------------      ------    ------------     ----------      ----------
     Gas       Futures/Swaps      May - Dec 1999      5.9Bcf    $       2.35     $     (0.4)     $     (0.4)
               Purchased
     Gas       Futures/Swaps      Jan - Dec 2000      2.7Bcf    $       3.07     $      0.1      $      0.1
               Purchased
     Gas       Futures/Swaps      May - Dec 1999      2.0Bcf    $       2.27     $     (0.1)     $     (0.1)
               Sold
     Gas       Futures/Swaps      Jan - Dec 2000      1.9Bcf    $       2.34     $     (0.1)     $     (0.1)
               Sold
                                                                                 ----------      ----------
                                                                        Totals:  $     (0.5)     $     (0.5)

    As a result of the sales agreement with Duke, the Company has agreed to reimburse Duke under a "keep whole" agreement for losses incurred under certain transportation contracts for up to ten years. The fair value of these contracts at March 31, 1999, was a loss of $109.6 million, which is included in other current liabilities and other liabilities on the Condensed Consolidated Statement of Financial Position.

FOREIGN CURRENCY RISK

    The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at March 31, 1999:

                    NOTIONAL AMOUNT
                     (US$ MILLIONS)                              FAIR VALUE
        YEAR                               FORWARD RATE        (US$ MILLIONS)
        ----        ----------------       ------------        --------------
        1999           $ 126.0               C$1.3578            $ (12.1)
        2000               8.0               C$1.3750               (0.6)
        2004              70.0               C$1.3630               (5.1)
                       -------                                   -------
                       $ 204.0                                   $ (17.8)
                       =======                                   =======

    As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with a $643 million notional amount and maturities through October 2004, and recorded a $15.5 million deferred liability representing the fair value of these contracts. This liability will be amortized over the terms of the applicable contracts. The unrecognized loss on foreign currency contracts at March 31, 1999, excluding the $5.2 million remaining unamortized deferred liability, was $12.6 million.

CREDIT RISK

    In conjunction with the GPM Disposition, on March 31, 1999, the Company entered into a swap transaction with Duke which in effect transferred all financial positions held by the GPM business to Duke. As a result, the Company has eliminated all price/rate risk relating to these positions, and is only subject to credit risk for amounts due from Duke or other counterparties under the terms of the swap transactions with Duke or the underlying swap transactions. At March 31, 1999, the Company's credit risk related to these positions was $2.2 million. At March 31, 1999, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts, was $17.2 million.

    In connection with the sale of the GPM segment, the Company entered into a long-term sales agreement with Duke, which obligates the Company to sell most of its domestic natural gas and NGLs to Duke for a five-year period beginning on the date of the GPM Disposition. Prices received will be tied to the current market price for each product. As a result, a significant portion of the Company's credit risk will be with a single customer. Duke is currently considered a good credit risk; however, periodic credit evaluations will continue. Further, due to certain agreements with Duke, letter of credit and/or other assurances can be demanded under certain circumstances.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims, personal injury claims and environmental claims. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company. Refer to the Company's Annual Report on Form 10-K for additional information regarding such proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

10.1 Amendment No. 3, dated March 30, 1999, to Merger and Purchase Agreement, dated November 20, 1998, among Union Pacific Resources Company, Union Pacific Fuels, Inc., Duke Energy Services, Inc. and DEFS Merger Sub Corp.

10.2 Amendment No. 4, dated March 30, 1999, to Merger and Purchase Agreement, dated November 20, 1998, among Union Pacific Resources Company, Union Pacific Fuels, Inc., Duke Energy Services, Inc. and DEFS Merger Sub Corp.

11      Computation of earnings per share

12      Computation of ratio of earnings to fixed charges

15      Awareness letter of Arthur Andersen LLP dated May 10, 1999

27.1    Financial data schedule for the three months ended March 31, 1999

27.2 Restated financial data schedules for the three months ended March 31, 1997, for the six months ended June 30, 1997, and for the nine months ended September 30, 1997

(b)     REPORTS ON FORM 8-K

        On January 15, 1999, the Company filed a Current Report on Form 8-K containing a copy of a press release making three announcements: (i) the Company will take a $760 million non-cash charge to earnings in the fourth quarter of 1998 resulting from asset impairments, (ii) the Company's preliminary capital budget for 1999 of approximately $500 million and (iii) a continuing cost reduction program.

        On January 28, 1999, the Company filed a Current Report on Form 8-K announcing the Company's 1998 annual operating results, net income and certain other financial and statistical information.

        On April 12, 1999, the Company filed a Current Report on Form 8-K announcing the completion of the previously announced sale of the Company's domestic natural gas gathering, processing, pipeline and marketing ("GPM") business to Duke Energy Field Services Inc. Included in the report is an unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1998, giving effect to the sale of the GPM business and the acquisition of Norcen Energy Resources Limited, as if these events had occurred on January 1, 1998.

        On April 12, 1999, the Company filed a Current Report on Form 8-K containing information and documents relating to the Company's issuance of $500 million of Notes and Debentures, including the Underwriting Agreement associated therewith.

        On April 14, 1999, the Company filed a Current Report on Form 8-K containing additional information and documents relating to the Company's issuance of $500 million of Notes and Debentures, including the Indenture associated therewith.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 10, 1999




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

                       UNION PACIFIC RESOURCES GROUP INC.

                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

10.1             Agreement No. 3, dated March 30, 1999, to Merger and Purchase
                 Agreement, dated November 20, 1998, among Union Pacific
                 Resources Company, Union Pacific Fuels, Inc., Duke Energy
                 Services, Inc. and DEFS Merger Sub Corp.

10.2             Agreement No. 4, dated March 30, 1999, to Merger and Purchase
                 Agreement, dated November 20, 1998, among Union Pacific
                 Resources Company, Union Pacific Fuels, Inc., Duke Energy
                 Services, Inc. and DEFS Merger Sub Corp.

11               Computation of earnings per share

12               Computation of ratio of earnings to fixed charges

15               Awareness letter of Arthur Andersen LLP dated May 10, 1999

27.1             Financial data schedule for the three months ended March 31,
                 1999

27.2             Restated financial data schedules for the three months ended
                 March 31, 1997, for the six months ended June 30, 1997, and for the nine months ended September 30, 1997