Form 10-Q
period 1999-06-30
UNION PACIFIC RESOURCES GROUP INC
filed 1999-08-11
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         As of July 31, 1999, there were 251,884,057 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.

                                      INDEX



                                          PART I. FINANCIAL INFORMATION

                                                                                                        Page Number
                                                                                                        -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Statements of Income and Comprehensive Income -
         For the Three Months and Six Months Ended June 30, 1999 and 1998..........................           3

         Condensed Consolidated Statements of Financial Position -
         At June 30, 1999 and December 31, 1998....................................................       4 - 5

         Condensed Consolidated Statements of Cash Flows -
         For the Six Months Ended June 30, 1999 and 1998...........................................           6

         Notes to Condensed Consolidated Financial Statements......................................      7 - 12

         Report of Independent Public Accountants..................................................          13


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.............................................................................     14 - 26

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................     27 - 29



                                             PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................          30

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................          30

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................          31

SIGNATURE..........................................................................................          32

                       UNION PACIFIC RESOURCES GROUP INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                (Millions of dollars, except per share amounts)
                                   (Unaudited)


                                                                                Three Months Ended         Six Months Ended
                                                                                      June 30,                 June 30,
                                                                               ---------------------     ---------------------
                                                                                 1999         1998         1999         1998
                                                                               --------     --------     --------     --------
Operating revenues:
    Oil and gas operations:
       Exploration and production.........................................     $  343.2     $  437.7     $  662.2     $  801.9
       Other oil and gas revenues (Note 5)................................         12.8         27.4         76.7         31.1
                                                                               --------     --------     --------     --------
          Total oil and gas operations....................................        356.0        465.1        738.9        833.0
    Minerals..............................................................         30.7         36.6         62.9         76.7
                                                                               --------     --------     --------     --------
           Total operating revenues.......................................        386.7        501.7        801.8        909.7
                                                                               --------     --------     --------     --------

Operating expenses:
    Production............................................................         93.2        128.7        183.7        224.0
    Exploration, including exploratory dry holes..........................         53.5         94.5        105.1        150.6
    Minerals..............................................................          0.1          0.6          0.5          1.3
    Depreciation, depletion and amortization..............................        185.2        266.5        368.4        440.8
    General and administrative............................................         30.9         24.6         46.5         45.0
    Restructuring charge (Note 6).........................................           --           --         14.5           --
                                                                               --------     --------     --------     --------
              Total operating expenses....................................        362.9        514.9        718.7        861.7
                                                                               --------     --------     --------     --------

Operating income (loss)...................................................         23.8        (13.2)        83.1         48.0
Other income (expense) - net (Notes 7 and 8)..............................         21.3         14.0         32.7         15.3
Interest expense..........................................................        (50.7)       (73.0)      (115.0)      (107.0)
                                                                               --------     --------     --------     --------
Income (loss) before income taxes.........................................         (5.6)       (72.2)         0.8        (43.7)
Income tax expense (benefit) (Notes 7 and 8)..............................        (20.9)       (38.4)       (56.8)       (34.6)
                                                                               --------     --------     --------     --------
Income (loss) from continuing operations..................................         15.3        (33.8)        57.6         (9.1)

Discontinued operations: (Note 4)
    Income (loss) from discontinued operations - net of tax ..............           --         16.5        (23.8)        23.0
    Gain on sale of discontinued operations - net of tax..................           --           --        157.0           --
                                                                               --------     --------     --------     --------
    Total income from discontinued operations.............................           --         16.5        133.2         23.0
                                                                               --------     --------     --------     --------

Net income (loss).........................................................     $   15.3     $  (17.3)    $  190.8     $   13.9
                                                                               ========     ========     ========     ========

Other comprehensive income - net of tax:
    Foreign currency translation adjustments..............................          1.7        (40.6)       (33.6)       (37.0)
                                                                               --------     --------     --------     --------
Comprehensive income (loss)...............................................     $   17.0     $  (57.9)    $  157.2     $  (23.1)
                                                                               ========     ========     ========     ========

Earnings (loss) per share basic and diluted:
    Continuing operations.................................................     $   0.06     $  (0.13)    $   0.23     $  (0.03)
    Discontinued operations...............................................           --         0.06         0.54         0.09
                                                                               --------     --------     --------     --------
    Total................................................................      $   0.06     $  (0.07)    $   0.77     $   0.06
                                                                               ========     ========     ========     ========

Weighted average shares outstanding - basic..............................         249.1        247.6        248.9        247.6
Weighted average shares outstanding - diluted............................         249.4        247.6        249.0        247.6
Cash dividends per share.................................................      $   0.05     $   0.05     $   0.10     $   0.10

  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At June 30, 1999 and December 31, 1998
                              (Millions of dollars)



                                                                                  June 30,     December 31,
                                                                                    1999           1998
                                                                                -----------    ------------
                                                                                (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments.........................................      $    24.9      $     8.8
    Accounts receivable - net ..............................................         313.6          261.0
    Inventories ............................................................          55.6           64.6
    Other current assets (Notes 5 and 8) ...................................         113.1          107.0
                                                                                 ---------      ---------
          Total current assets .............................................         507.2          441.4
                                                                                 ---------      ---------

Properties (successful efforts method): (Note 5)
    Cost ...................................................................      10,979.4       11,078.2
    Accumulated depreciation, depletion and amortization ...................      (5,218.0)      (4,984.9)
                                                                                 ---------      ---------
          Total properties - net ...........................................       5,761.4        6,093.3
                                                                                 ---------      ---------
Intangible and other assets ................................................         174.2          180.8
Net assets of discontinued operations (Note 4) .............................            --          926.9
                                                                                 ---------      ---------

Total assets ...............................................................     $ 6,442.8      $ 7,642.4
                                                                                 =========      =========



  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At June 30, 1999 and December 31, 1998
                              (Millions of dollars)


                                                                June 30,     December 31,
                                                                 1999            1998
                                                               ---------     -----------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................     $   207.9     $     270.5
     Advance payment (Note 9) ............................         107.2              --
     Accrued taxes payable (Note 4) ......................         236.4            64.9
     Short-term debt (Note 10) ...........................           3.0           853.8
     Other current liabilities ...........................         231.0           157.5
                                                               ---------     -----------
          Total current liabilities ......................         785.5         1,346.7
                                                               ---------     -----------

Long-term debt (Note 10) .................................       3,029.7         3,744.9
Deferred income taxes ....................................       1,227.9         1,291.6
Other long-term liabilities ..............................         526.8           531.0

Shareholders' equity:
     Common stock, no par value:
       Authorized shares--400,000,000
       Issued and outstanding--251,886,092 and 250,685,204            --              --
     Paid-in surplus .....................................       1,013.3           992.6
     Treasury stock, at cost:
       Shares--4,337,431 and 3,666,913 ...................         (92.0)          (82.5)
     Unearned employee stock ownership plan ..............         (93.2)          (95.7)
     Retained earnings ...................................         175.1             9.1
     Unearned compensation (Note 11) .....................          (7.4)           (6.0)
     Accumulated other comprehensive income:
       Deferred foreign exchange adjustment ..............        (118.0)          (84.4)
       Minimum pension contra equity .....................          (4.9)           (4.9)
                                                               ---------     -----------
          Total accumulated other comprehensive income ...        (122.9)          (89.3)
                                                               ---------     -----------
          Total shareholders' equity .....................         872.9           728.2
                                                               ---------     -----------

Total liabilities and shareholders' equity ...............     $ 6,442.8     $   7,642.4
                                                               =========     ===========

  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                              (Millions of dollars)
                                   (Unaudited)

                                                                                    1999            1998
                                                                                 ----------      ----------
Cash flows provided by operations:
    Net income .............................................................     $    190.8      $     13.9
    Less income from discontinued operations ...............................         (133.2)          (23.0)
    Non-cash charges to income:
       Depreciation, depletion and amortization ............................          368.4           440.8
       Deferred income taxes (benefit) .....................................          (24.7)          (54.9)
       Other non-cash charges - net ........................................            8.6           136.5
    Changes in current assets and liabilities ..............................          (61.1)          227.4
                                                                                 ----------      ----------
          Cash provided by operations ......................................          348.8           740.7
                                                                                 ----------      ----------

Cash flows from investing activities:
    Capital and exploratory expenditures ...................................         (180.8)         (853.2)
    Acquisition of Norcen (Note 3) .........................................             --        (2,634.3)
    Proceeds from sales of assets  (Note 5) ................................          222.6            50.3
    Proceeds from sales of investment ......................................             --            48.4
    Proceeds from sale of discontinued operations (Note 4) .................        1,359.1              --
    Cash provided (used) by discontinued operations ........................         (204.5)          236.6
                                                                                 ----------      ----------
          Cash provided (used) by investing activities .....................        1,196.4        (3,152.2)
                                                                                 ----------      ----------

Cash flows from financing activities:
    Dividends paid .........................................................          (24.8)          (24.8)
    Proceeds from debt financing - net (Note 10) ...........................          500.0         2,488.5
    Debt repaid ............................................................       (2,069.7)             --
    Purchase of treasury stock .............................................           (9.5)          (21.6)
    Other financing - net (Note 9) .........................................           74.9             2.9
                                                                                 ----------      ----------
          Cash provided (used) by financing activities .....................       (1,529.1)        2,445.0
                                                                                 ----------      ----------

Net change in cash and temporary investments ...............................           16.1            33.5
Cash at beginning of period ................................................            8.8            67.1
                                                                                 ----------      ----------
Cash at end of period ......................................................     $     24.9      $    100.6
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

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

       The Condensed Consolidated Financial Statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management, are unaudited and reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. However, these condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the Condensed Consolidated Financial Statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1998, is derived from audited financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the six months ended June 30, 1999, are not necessarily indicative of the results for the full year ending December 31, 1999.

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

2.   BUSINESS SEGMENT INFORMATION

       The following table presents summarized segment information for the Company.


                                                                               Six Months Ended June 30,
                                                                               1999                1998
                                                                             ---------          ---------
                                                                                (Millions of dollars)
     Revenues:
       Exploration and production..........................................  $   738.9          $   833.0
       Minerals............................................................       62.9               76.7
                                                                             ---------          ---------
          Total revenues...................................................  $   801.8          $   909.7
                                                                             =========          =========

     Operating income:
       Exploration and production..........................................  $    84.7          $    20.2
       Minerals............................................................       62.4               75.4
       Corporate (a).......................................................      (64.0)             (47.6)
                                                                             ---------          ---------
          Total operating income...........................................  $    83.1          $    48.0
                                                                             =========          =========


                                                     At June 30,  At December 31,
                                                        1999            1998
                                                     -----------  ---------------
                                                      (Millions of dollars)
Fixed assets (net of DD&A):
       Exploration and production ...............     $5,658.6        $5,988.8
       Minerals .................................         10.2            10.2
       Corporate ................................         92.6            94.3
                                                      --------        --------
          Total fixed assets ....................     $5,761.4        $6,093.3
                                                      ========        ========

----------
     (a) Operating income for the Corporate segment consists of general and administrative expense.

3.   ACQUISITION OF NORCEN

       In March 1998, the Company and Union Pacific Resources Inc. ("UPRI"), an Alberta corporation and a wholly-owned subsidiary of the Company, acquired Norcen Energy Resources Limited ("Norcen") for $2.634 billion (the "Norcen Acquisition"). In addition, the Company assumed the long-term debt obligations of Norcen. The following table presents unaudited pro forma condensed consolidated statements of income of the Company for the six months ended June 30, 1998, as though the Norcen Acquisition had occurred on January 1, 1998. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.


                                          Six Months Ended
                                            June 30, 1998
                                           ----------------
                                         (Millions of dollars,
                                       except per share amounts)

Revenues .............................        $ 1,009.5
Costs and expenses ...................            992.7
                                              ---------
Operating income .....................             16.8
Interest expense .....................           (141.5)
Other income (expense) - net .........             15.3
                                              ---------
Loss before income taxes .............           (109.4)
Income tax (benefit) .................            (58.8)
                                              ---------
Loss from continuing operations.......        $   (50.6)
                                              =========

Loss per share - basic ...............        $   (0.20)
Loss per share - diluted .............            (0.20)


       The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations which would have occurred had the Norcen Acquisition been consummated on January 1, 1998, nor is it necessarily indicative of future results of operations.

     NORCEN SUMMARIZED FINANCIAL INFORMATION

       In 1998, as a result of the Norcen Acquisition, UPRI assumed and unconditionally guaranteed the public debt obligations of Norcen. The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the six months ended June 30, 1999, the two months ended February 28, 1998, and the four months ended June 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the debt securities remain outstanding and guaranteed by UPRI.

                                                                  Six Months Ended     Two Months Ended        Four Months Ended
                                                                   June 30, 1999      February 28, 1998(a)      June 30, 1998(b)
                                                                  ----------------   ---------------------     -----------------
                                                                                     (Millions of dollars)
     Summarized Statement of Income Information:
       Operating revenues......................................   $          187.8   $               104.0     $           170.4
       Operating income (loss).................................               43.6                     4.0                 (68.0)
       Net income (loss).......................................               68.7                   (30.0)(c)             (40.8)

                                                                  At June 30, 1999   At December 31, 1998
                                                                  ----------------   ---------------------
     Summarized Statement of Financial Position Information:
       Current assets..........................................   $          111.1   $                53.7
       Non-current assets......................................            1,881.1                 1,882.3
       Current liabilities.....................................               75.4                   279.8
       Non-current liabilities and equity......................            1,916.8                 1,656.2

---------------------------------
       (a) Results for UPRI as of and for the two months ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method for accounting for oil and gas operations.

       (b) Results for UPRI as of and for the four months ended June 30, 1998, include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of the purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

       (c) Net loss includes $40 million in costs incurred by UPRI in connection with the Norcen Acquisition which were not reimbursed by the Company.

4.     SALE OF GPM SEGMENT

           In November 1998, the Company entered into a Merger and Purchase Agreement ("Agreement") with Duke Energy Field Services, Inc. ("Duke") to sell its gathering, processing and marketing ("GPM") segment for $1.36 billion in cash. On March 31, 1999, the Company closed on the sale (the "GPM Disposition"). The GPM Disposition consisted primarily of the Company's pipelines, gathering systems, natural gas processing plants and natural gas and natural gas liquids marketing assets and operations. These operations include interests in nineteen natural gas processing plants (together with approximately 7,200 miles of pipelines that support these processing plants), as well as two non-operated natural gas liquids fractionation plants. The Company has retained its crude oil marketing business. The Company recorded a $157.0 million after-tax gain on the GPM Disposition, including $232.2 million for accrued taxes.

           Under a process provided for in the Agreement, Duke has asserted claims against the Company for costs to remediate alleged environmental conditions. These environmental claims are in excess of a $40 million deductible that Duke has assumed for environmental conditions. Under the terms of the Agreement, the Company has the right to contest any environmental claims through arbitration. If it is determined that there are valid environmental claims in excess of the $40 million deductible, then the Company will be required to make a payment to Duke for such excess amount. The Company has analyzed Duke's environmental claims and has been in discussions with Duke about the results of its analysis. As a result of these discussions, Duke has lowered its claims. The Company continues to believe that there are substantial defenses to the remaining Duke environmental claims, and the likelihood that any payment to Duke will be required is remote.

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

           Summarized information relating to results of discontinued operations for the three months and six months ended June 30, 1999 and 1998 are as follows:


                                                       Three Months                 Six Months
                                                      Ended June 30,              Ended June 30,
                                                   ---------------------      ----------------------
                                                     1999         1998          1999          1998
                                                   --------     --------      --------      --------
                                                   (Millions of dollars)       (Millions of dollars)
  Operating revenues .........................     $     --     $  119.4      $   21.5      $  210.4
  Operating expenses .........................           --        (70.2)        (29.7)       (128.3)
  Depreciation, depletion and amortization ...           --        (17.1)        (20.4)        (33.9)
                                                                --------      --------      --------
  Operating income (loss) ....................           --         32.1         (28.6)         48.2
  Other income (expense)-- net ...............           --           --            --           0.1
  Interest expense (a) .......................           --         (5.3)         (8.0)        (10.5)
                                                                --------      --------      --------
  Income (loss) before taxes .................           --         26.8         (36.6)         37.8
  Income taxes expense (benefit) .............           --         10.3         (12.8)         14.8
                                                   --------     --------      --------      --------
  Net income (loss) from discontinued
    operations ...............................     $     --     $   16.5      $  (23.8)     $   23.0
                                                   ========     ========      ========      ========

---------------


           (a) The Company allocated interest expense to the GPM segment based on the ratio of net assets of discontinued operations to total Company net assets, excluding $3.6 billion of debt associated with the Norcen Acquisition.

5.     PROPERTY DIVESTITURES

          During 1999, the Company completed sales of non-core South Texas properties for a sales price of $137.8 million, including a $30 million note receivable, the Canadian Caroline-Swan Hill property (the "Caroline property") for $108.6 million and the Deadwood property in East Texas for $18.0 million. The Company recorded a pretax gain of $61.1 million in connection with these sales.

6.     RESTRUCTURING CHARGE

          During the first quarter, the Company reorganized into five operating groups, announced workforce reductions for its Canadian and U.S. operations and established an early retirement program. As a result of these actions, the Company recorded a $14.5 million restructuring charge in the first quarter. The charge included $4.2 million for pension benefits and other postretirement benefits ("OPEB") in connection with the early retirement program and the workforce reductions. Also included were $7.1 million for severance costs related to a reduction in force, $3.0 million for specialty drilling equipment and supplies no longer required for cancelled drilling programs and $0.2 million for excess office space commitments. At June 30, 1999, the $6.4 million remaining in the reserve represents reserves for specialty drilling equipment and supplies of $2.4 million and OPEB and personnel costs of $4.0 million.

          At January 1, 1999, the balance of the reserve for costs related to the 1998 restructuring charge was $14.6 million. During the first six months of 1999, $5.3 million was paid out related to workforce reductions and $0.3 million was paid out related to excess office space commitments. At June 30, 1999, the $9.0 million remaining in the reserve represents a drilling rig commitment ($5.0 million) and excess office space commitments ($4.0 million).

7.     FOREIGN CURRENCY

          During 1999, the Company recorded a $29.5 million non-cash foreign currency gain included in other income (expense) - net on the Condensed Consolidated Statement of Income. The gain resulted from remeasurement of UPRI's U.S. dollar denominated monetary assets and liabilities (primarily debt obligations).

          Also during 1999, the Company recorded a $17.9 million non-cash foreign currency gain included in deferred tax benefit (expense) on the Condensed Consolidated Statement of Income. The gain resulted from remeasurement of deferred tax liabilities denominated in the local currencies of Guatemala and Venezuela.

8.     TAX SETTLEMENT

          In 1997, Norcen received a reassessment from Canadian tax authorities in the amount of $81.1 million concerning the deductibility of certain expenses and foreign exchange losses claimed for income tax purposes during the period 1989 through 1993. In spite of Norcen's disagreement and appeal, the reassessment was fully funded in 1997. As a result of the Norcen Acquisition, the Company valued this issue at $17.0 million, net of any valuation allowance, as part of the purchase price allocation. On March 8, 1999, UPRI entered into an agreement with Canadian tax authorities to settle these claims out of court. Under the terms of the settlement, the Company will receive a refund of approximately $54.6 million dollars. The expected refund was recorded in other current assets in the Statement of Financial Position. In the first quarter of 1999, the Company recorded $7.1 million of interest to other income and a $27.9 million deferred income tax benefit related to the settlement.

9.     ADVANCE PAYMENT

          In March 1999, the Company entered into a forward sale transaction, whereby it received $150.0 million in cash and is required to deliver approximately 401 MMcf of natural gas per day to the purchaser beginning in April 1999 and continuing through October 1999. The Company has recorded the obligation associated with this transaction as an advance payment. This current liability will be recognized in other oil and gas revenues on the Condensed Consolidated Statement of Income as the gas is delivered over the term of the contract. In addition, the Company has entered into a gas price swap to hedge exposure to price risk associated with this transaction (see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3 of this report).

10.    DEBT

          During the second quarter of 1999, the Company issued $500 million of Notes and Debentures. The $200 million 7.3% Notes due May 2009 and the $300 million 7.95% Debentures due May 2029 were issued under the Company's existing $1.0 billion shelf registration statement. Proceeds from the issuance of the Notes and Debentures, along with proceeds from the GPM disposition were used to reduce short-term and long-term debt by $851.8 million and $715.2 million, respectively.

11.    SHAREHOLDERS' EQUITY

          In the first quarter of 1999, options covering 1,171,439 shares of Company common stock were granted to directors, officers and certain non-officer executives of the Company, each with an exercise price of

       $9.44 per share, a one-year vesting period and a ten-year term. In addition, 1,474,439 shares of restricted stock were awarded to officers and certain non-officer executives with a vesting schedule of one-third per year over a three-year period, subject to accelerated vesting upon the achievement of certain Company common stock price objectives. These stock price objectives were achieved in April and May 1999, resulting in the acceleration of vesting of all such shares of restricted stock. The Company recorded compensation expense of $12.7 million in the second quarter and $14.8 million for the year in connection with the vesting of the restricted stock awards.

12.    COMMITMENTS AND CONTINGENCIES

          The Company was a party to several long-term firm gas transportation agreements that supported the gas marketing program and GPM segment sold to Duke. Most of these firm transportation contracts were transferred to Duke as part of the GPM Disposition. As part of the GPM Disposition, the Company has agreed to keep Duke whole on certain contracts if the transportation market value falls below the contract transportation rates and Duke will pay the Company if the market value exceeds the contract transportation rates. This keep-whole commitment is in effect for the ten-year period commencing on March 31, 1999.

          Included in the Condensed Consolidated Statement of Financial Position of the Company is a reserve for the estimated fair value of the difference between the total rate under the firm transportation agreements and estimated market rates through March 2009. The reserve, which is included in current and other long-term liabilities, was $103.7 million at June 30, 1999. The Company may adjust its reserve based on changes in current quoted future market rates or estimated long-term rates. Such adjustments could be significant. Management does not believe a meaningful, permanent change has occurred to the transportation rates in the market place. However, at June 30, 1999, if the Company had used current quoted future market rates to estimate the long-term portion of the reserve, the Company would have recorded an additional reserve of $56 million for the ten year period.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying Condensed Consolidated Statement of Financial Position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of June 30, 1999, and the related Condensed Consolidated Statements of Income and Comprehensive Income for the three month and six month periods ended June 30, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Fort Worth, Texas

July 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              QUARTER ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

SUMMARY FINANCIAL DATA


                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                  1999            1998
                                                                                 -------        -------
                                                                                  (Millions of dollars)
       Total operating revenues............................................      $ 386.7        $ 501.7
       Total operating expenses............................................        362.9          514.9
       Operating income (loss).............................................         23.8          (13.2)
       Income (loss) from continuing operations............................         15.3          (33.8)
       Net income (loss)...................................................         15.3          (17.3)
       Earnings (loss) from continuing operations per share - diluted......         0.06          (0.13)
       Earnings (loss) per share - diluted.................................         0.06          (0.07)

     The Company recorded net income of $15.3 million in the second quarter of 1999, an increase of $32.6 million over second quarter results for 1998. Earnings per share of $0.06 for the second quarter of 1999 increased $0.13 from 1998. Discontinued operations contributed income of $16.5 million in the second quarter of last year.

                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $15.3 million, or $0.06 per share, for the second quarter of 1999 compared to a loss of $33.8 million, or $0.13 per share, in the same period of 1998. The increase was due largely to lower production and exploration expenses which contributed $76.5 million, $81.3 million of favorable depreciation, depletion and amortization ("DD&A") caused by lower per unit rates and lower sales volumes and $22.3 of reduced interest expense. Also included in second quarter results were $31.5 million in after-tax foreign currency remeasurement gains. Lower sales volumes, however, resulted in a $92.6 million revenue reduction and the costs related to the vesting of the January 1999 restricted stock award resulted in a $12.7 million charge for the quarter. Included in second quarter 1998 results was a $26.0 million gain on the sale of properties in the Denver-Julesburg Basin (the "DJ Basin properties").

SUMMARY OF SEGMENT FINANCIAL DATA


                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                  1999           1998
                                                                                --------      ---------
                                                                                 (Millions of dollars)
Segment operating income (loss):
     Exploration and production......................................           $   25.6      $   (23.1)
     Minerals........................................................               30.6           36.0
     Corporate/general and administrative............................              (32.4)         (26.1)
                                                                                --------      ---------
       Total operating income (loss).................................           $   23.8      $   (13.2)
                                                                                ========      =========


     Operating income increased by $37.0 million to $23.8 million for the quarter. Exploration and production operating income improved $48.7 million to $25.6 million despite of a 21 percent drop in sales volumes. These results reflect lower operating expenses associated with lower sales volumes and cost savings initiatives implemented in 1998, and reduced overhead due to the recent restructuring of the Company. Lower per unit DD&A rates, primarily related to the 1998 year-end asset impairment write-down, contributed $25.4 million for the quarter while lower sales volumes reduced DD&A by $55.9 million. Lower sales volumes caused a drop of $92.6 million in revenues, while slightly lower product prices resulted in a $1.9 million reduction in revenues. Second quarter 1998 results included the $26.0 million gain on the sale of the DJ Basin properties while 1999 results include a $6.4 million gain on the settlement in 1995 of Columbia Gas Transmission Company's bankruptcy.

     Minerals operating income decreased $5.4 million, to $30.6 million, due to lower equity income from Black Butte Coal Company ("Black Butte") reflecting lower volumes under an amended coal supply contract and the absence of a $2.0 million gain on a 1998 property sale. The decrease was partially offset by favorable results at the Company's soda ash joint venture, reflecting $2.2 million of prior period adjustments included in 1998 results.

     General and administrative ("G&A") costs increased $6.3 million to $32.4 million, principally due to $9.7 million of expense related to the vesting costs of the January 1999 restricted stock awards, offset by cost savings related to the reductions in force that occurred in late 1998 and early 1999.

EXPLORATION AND PRODUCTION OPERATIONS


                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                  1999          1998
                                                                               ---------      ---------
                                                                                 (Millions of dollars)

      Exploration and production revenues..................................    $   343.2      $   437.7
      Other oil and gas revenues ..........................................         12.8           27.4
                                                                               ---------      ---------
         Total operating revenues..........................................        356.0          465.1
                                                                               ---------      ---------
      Operating expenses:
         Production........................................................         93.2          128.7
         Exploration.......................................................         53.5           94.5
         Depreciation, depletion and amortization..........................        183.7          265.0
                                                                                --------      ---------
         Total operating expenses..........................................        330.4          488.2
                                                                                --------      ---------
      Operating income (loss)..............................................     $   25.6      $   (23.1)
                                                                                ========      =========

OPERATING REVENUES

     Exploration and production revenues for the second quarter of 1999 decreased by $94.5 million (22%) to $343.2 million, largely due to the $92.6 million reduction associated with lower sales volumes (discussed below). Product prices were slightly lower in 1999, reducing revenues by $1.9 million. Other revenues were down $14.6 million due to the $26.0 million gain in 1998 on the sale of the DJ Basin properties, partially offset by the $6.4 million gain in 1999 associated with the settlement in 1995 of Columbia Gas Transmission Company's bankruptcy.

                                                                                Three Months Ended June 30,
                                                                     -------------------------------------------------
                                                                      1999           1998          1999          1998
                                                                     ------        -------       -------       -------
                                                                       (without hedging)             (with hedging)
      Average price realizations - exploration and production:
         Natural gas (per Mcf)..............................         $ 1.78        $  1.84       $  1.58       $  1.80
         Natural gas liquids (per Bbl)......................           9.28           7.66          9.28          7.66
         Crude oil (per Bbl)................................          13.37          10.11         12.03         10.27
         Average (per Mcfe).................................           1.90           1.74          1.71          1.72


                                                                             Three Months Ended June 30,
                                                                             ---------------------------
                                                                                1999             1998
                                                                               -------          -------
      Production volumes - exploration and production:
         Natural gas (MMcfd)...............................................    1,311.6          1,586.7
         Natural gas liquids (MBbld).......................................       28.4             38.1
         Crude oil (MBbld).................................................      119.6            162.3
         Total (MMcfed)....................................................    2,199.6          2,788.8

     Exploration and production sales volumes of 2,199.6 MMcfed decreased 589.2 MMcfed (21%) from 1998 results primarily due to property sales and the effects of production declines related to reduced capital spending levels. Total Latin American sales volumes realized the smallest decrease in sales volumes, down
23.5 MMcfed (8%) to 285.5 MMcfed. Production declines caused by the reduction in capital spending and the effects of property sales contributed to production declines in US Onshore (264.6 MMcfed), Canada (214.1 MMcfed) and US Offshore (87.6 MMcfed).

     The Company announced the results of three significant wells that came on-line during the second quarter of 1999. The Rock Island 4-H in the Rockies had initial gross production of 14 MMcfed. The Company has substantial undeveloped acreage in the area. Two wells in Central Texas, the Dierking 1-H and the Theldick 1-H, had realized combined initial production sales volumes of 73 MMcfed. The Company's net production for the three wells was 56 MMcfed.

     Natural gas sales volumes decreased 275.1 MMcfd (17%) to 1,311.6 MMcfd, principally reflecting the sale of the Matagorda Island 623 and surrounding blocks (the "Matagorda property") in the third quarter of 1998, Canadian properties in late 1998 and Canadian and South Texas properties in early 1999, as well as production declines for existing properties.

     Natural gas liquids sales volumes decreased 9.7 MBbld (25%) to 28.4 MBbld. The decline is largely related to the sale of the offshore Matagorda property and the Canadian Caroline property during the past year and production declines caused by reduced capital spending.

     Crude oil sales volumes of 119.6 MBbld decreased 42.7 MBbld (26%), reflecting production declines in Canada and US Onshore, property sales and lower sales volumes in Guatemala due to higher water content.

OPERATING EXPENSES

     Production expenses decreased $35.5 million (28%) to $93.2 million. Production costs on a per unit basis were $0.47 per Mcfe, down from $0.51 per Mcfe last year. Total lease operating expenses fell $32.1 million to $58.6 million primarily due to cost reduction efforts that were initiated in late 1998 and costs incurred in 1998 related to properties sold. Lease operating expenses on a per unit basis dropped from $0.36 per Mcfe in 1998 to $0.29 per Mcfe. Production and property taxes were down $1.7 million from 1998 due to lower sales volumes. Production overhead costs declined $0.6 million from 1998 largely due to reduced personnel costs related to the reductions in force. Partially offsetting the reductions in production overhead was the inclusion of $3.0 million in costs related to the vesting of the January 1999 restricted stock awards.

     Exploration expenses decreased $41.0 million from the second quarter of last year, primarily the result of the reduced capital spending program initiated in mid-1998. Dry hole expense was down $15.0 million and included $10.7 million for Venezuela Delta Centro. Additionally, surrendered lease was $14.9 million lower than the second quarter of last year and geologic and geophysical expenses were down $9.7 million. Also contributing to the variance was reduced exploration overhead, down $1.0 million, due to reduced computer and personnel costs related to staff reductions.

     DD&A expenses decreased by $81.3 million. Lower sales volumes resulted in a reduction of $55.9 million while lower per unit rates contributed another $25.4 million. DD&A per unit was $0.92 per Mcfe in 1999, down from $1.04 per Mcfe last year, largely the result of the asset impairment write-down recorded in December 1998. Included in 1998 results was a $4.0 million write-off related to two offshore fields.

MINERALS OPERATIONS

OPERATING INCOME


                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                                1999         1998
                                                                              --------     --------
                                                                              (Millions of dollars)
           Coal ........................................................      $   23.0     $   27.5
           Soda ash ....................................................           7.5          6.6
           Other .......................................................           0.1          1.9
                                                                              --------     --------
                  Total operating income................................      $   30.6     $   36.0
                                                                              ========     ========

     Minerals operating income decreased $5.4 million to $30.6 million, largely due to lower Black Butte equity income reflecting lower sales volumes under an amended coal supply contract ($4.5 million) and lower product prices for soda ash royalty volumes ($0.5 million) related to short-term over capacity. Also included in 1998 results was the $2.0 million gain on the sale of industrial minerals properties. Results at the Company's soda ash joint venture were favorable $1.4 million largely due to $2.2 million of prior period adjustments included in 1998 that were partially offset by lower sales volumes and prices in 1999.

GENERAL AND ADMINISTRATIVE AND OTHER

     G&A expenses increased $6.3 million, to $32.4 million, principally due to the $9.7 million of expense related to the vesting costs of the January 1999 restricted stock awards. Providing some offset was the cost savings realized in the second quarter of 1999 related to the late 1998 and early 1999 reductions in force. G&A expenses per unit, excluding the restricted stock expense, increased by $0.01 per Mcfe to $0.11 per Mcfe for the quarter.

     Other income/expense of $21.3 million was $7.3 million higher than last year primarily due to the $20.5 million gain on the remeasurement of U.S. dollar denominated liabilities in Canada. Included in 1998 results was an $11.0 million gain on foreign exchange contracts entered into in connection with the Norcen Acquisition and gains of $2.3 million related to the close of Norcen interest rate swaps and crude oil positions.

     Interest expense for the quarter decreased $22.3 million from last year to $50.7 million. The decrease principally reflects the reduction in borrowings associated with the deleveraging program designed to reduce the Company's debt.

     The income tax benefit of $20.9 million declined $17.5 million from the second quarter of 1998. The majority of the variance results from improvements in pre-tax results due to higher operating income. Results for 1999 also include a favorable $11.0 million foreign currency remeasurement of deferred tax liabilities in Guatemala and Venezuela. Section 29 tax credits were $3.4 million for the quarter, down from $4.1 million in 1998.

                              RESULTS OF OPERATIONS

            SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

SUMMARY FINANCIAL DATA

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   1999          1998
                                                                                 -------        -------
                                                                                  (Millions of dollars)
       Total operating revenues............................................      $ 801.8        $ 909.7
       Total operating expenses............................................        718.7          861.7
       Operating income....................................................         83.1           48.0
       Income (loss) from continuing operations............................         57.6           (9.1)
       Net income .........................................................        190.8           13.9
       Earnings (loss) from continuing operations per share - diluted......         0.23          (0.03)
       Earnings per share - diluted........................................         0.77           0.06


     The Company recorded net income of $190.8 million for year-to-date 1999, an increase of $176.9 million over 1998 results. Earnings per share of $0.77 for the six months ended June 1999 increased $0.71 from results in 1998. The increase was largely due to the $157.0 million after-tax gain on the sale of the GPM business segment to Duke Energy and improved results from continuing operations.


                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $57.6 million for year-to-date 1999 compared to a loss of $9.1 million in the same period of 1998. Earnings per share of $0.23 increased $0.26 per share. The increase was largely due to the $72.4 million reduction in DD&A expenses, $37.7 million of higher gains from property sales, a $85.8 million reduction in production and exploration expenses, $47.4 million in foreign currency after-tax gains and a $32.9 million after-tax gain related to the Canadian tax settlement. These items were partially offset by the $139.7 million reduction in exploration and production revenues, the $14.8 million charge due to the vesting costs of the January 1999 restricted stock awards and a $14.5 million restructuring charge taken in the first quarter.


SUMMARY OF SEGMENT FINANCIAL DATA


                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            1999           1998
                                                                          --------       --------
                                                                           (Millions of dollars)
Segment operating income:
     Exploration and production......................................     $   84.7       $   20.2
     Minerals........................................................         62.4           75.4
     Corporate/general and administrative............................        (49.5)         (47.6)
     Restructuring charge............................................        (14.5)            --
                                                                          --------       --------
        Total operating income.......................................     $   83.1       $   48.0
                                                                          ========       ========

     Operating income increased by $35.1 million to $83.1 million for the period. Exploration and production operating income increased by $64.5 million to $84.7 million despite of a nine percent drop in sales volumes. These results reflect a reduction of $72.8 million in DD&A expenses due to both lower sales volumes ($38.6 million) and reduced per unit rates ($34.2 million) resulting from a 1998 asset impairment write-down. Gains on property sales were $37.7 million higher in the first half of 1999, as the $61.1 million gain on the sale of the Caroline property was countered by the $26.0 million gain in 1998 on the sale of the DJ Basin properties. Operating expenses decreased by $85.8 million associated with lower sales volumes and cost savings initiatives, while overhead costs declined due to the recent restructuring of the Company. Offsetting these improvements was a $139.7 million decline in revenues due to lower sales volumes ($70.8 million) and lower product prices ($68.9 million).

     Minerals operating income decreased $13.0 million to $62.4 million, primarily relating to $7.2 million of lower Black Butte equity income resulting from lower sales volumes under an amended coal supply contract. Also contributing to the decline were lower coal and soda ash royalties and the absence of a 1998 gain on a property sale.

     G&A costs increased $1.9 million, reflecting $11.2 million of expense related to the vesting of the January 1999 restricted stock awards, offset by cost savings related to the reductions in force that occurred in late 1998 and early 1999.

EXPLORATION AND PRODUCTION OPERATIONS


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  1999            1998
                                                                                --------        -------
                                                                                 (Millions of dollars)
      Exploration and production revenues..................................     $  662.2        $ 801.9
      Other oil and gas revenues ..........................................         76.7           31.1
                                                                                --------        -------
         Total operating revenues..........................................        738.9          833.0
                                                                                --------        -------
      Operating expenses:
         Production........................................................        183.7          224.0
         Exploration.......................................................        105.1          150.6
         Depreciation, depletion and amortization..........................        365.4          438.2
                                                                                --------        -------
         Total operating expenses..........................................        654.2          812.8
                                                                                --------        -------
      Operating income.....................................................     $   84.7        $  20.2
                                                                                ========        =======

OPERATING REVENUES

     Exploration and production revenues decreased by $139.7 million (17%) to $662.2 million for the first half of 1999, due to a $70.8 million reduction associated with lower sales volumes and a $68.9 million decline associated with lower product prices. Other revenues improved $45.6 million due to $37.7 million of higher gains on property sales and the $6.4 million gain associated with the settlement in 1995 of the Columbia Gas Transmission Company's bankruptcy.


                                                                                 Six  Months Ended June 30,
                                                                   --------------------------------------------------
                                                                     1999          1998           1999          1998
                                                                   -------        -------       -------       -------
                                                                     (without hedging)              (with hedging)

      Average price realizations - exploration and production:
         Natural gas (per Mcf)..............................       $  1.65        $  1.85       $  1.60       $  1.87
         Natural gas liquids (per Bbl)......................          8.45           8.45          8.45          8.45
         Crude oil (per Bbl)................................         11.46          10.92         10.76         11.04
         Average (per Mcfe).................................          1.71           1.80          1.65          1.82


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                 1999            1998
                                                                               -------          -------
      Production volumes - exploration and production:
         Natural gas (MMcfd)...............................................    1,319.3          1,432.9
         Natural gas liquids (MBbld).......................................       26.5             35.5
         Crude oil (MBbld).................................................      122.9            130.6
         Total (MMcfed)....................................................    2,215.6          2,429.8

     Exploration and production sales volumes of 2,215.6 MMcfed decreased 214.2 MMcfed (9%) from 1998 results primarily due to the effect of property sales and production declines related to reduced capital spending levels. The overall decline occurred despite the inclusion of six months of sales volumes for Norcen Acquisition properties in 1999 compared to four months of sales volumes in 1998.

     Latin America sales volumes improved 73.5 MMcfed over the first half of 1998, as the inclusion of two additional months of sales volumes in 1999 more than offset the impact of higher water content in Guatemala. Canadian sales volumes were up 1.4 MMcfed and U.S. Offshore sales volumes declined 52 MMcfed, as the impact of property sales and production declines offset the additional two months of production for Norcen Acquisition properties. U.S. Onshore sales volumes were down 237.1 MMcfed, reflecting the decline in capital spending and effects of property sales.

     Natural gas sales volumes decreased 113.6 MMcfd to 1,319.3 MMcfd, principally reflecting the sale of the offshore Matagorda property in the third quarter of 1998 and other property sales, and production declines for existing properties, offset by the exclusion of two months of sales volumes from Norcen properties in 1998.

     Natural gas liquids sales volumes decreased 9.0 MBbld to 26.5 MBbld. The decline is largely related to the sale of the offshore Matagorda property and the Canadian Caroline property during the last year, production declines and ethane and propane rejection in the U.S. Onshore in the first quarter of 1999.

     Crude oil sales volumes declined 7.7 MBbld to 122.9 MBbld for the first half of 1999. The decrease reflects production declines in Canada and US Onshore and property sales, offset by two additional months of Norcen property sales volumes in 1999. US Onshore and Canada decreased 16.7 MBbld and 2.3 MBbld, respectively, while Latin America sales volumes improved 12.1 MBbld.

OPERATING EXPENSES

     Production expenses of $183.7 million for the first half were down $40.3 million from 1998. Production costs per unit improved over 10 percent from $0.51 per Mcfe last year to $0.46 for 1999. Total lease operating expenses declined $29.3 million primarily due to property sales and cost reduction efforts that were initiated in late 1998. Lease operating expenses on a per unit basis dropped from $0.34 per Mcfe in 1998 to $0.30 per Mcfe in 1999. Production and property taxes declined $6.7 million from last year, reflecting volume reductions offset by higher governmental participation in Guatemala. Production overhead costs were down $4.0 million from 1998, including $3.6 million of costs related to the January 1999 restricted stock awards.

     Exploration expenses of $105.1 million were down $45.5 million from the first half of 1998, primarily reflecting the reduced capital spending program. Dry hole expense decreased by $24.0 million, geological and geophysical costs were $14.3 million lower and surrendered lease costs dropped $5.4 million. Exploration overhead costs declined $2.6 million from lower personnel and computer costs caused by recent staff reductions.

     DD&A costs declined $72.8 million from last year to $365.4 million for the first half of 1999. Lower production sales volumes caused a $38.6 million reduction, while lower rates, down from $1.00 per Mcfe last year to $0.91 per Mcfe in 1999, produced a $34.2 million decline. The lower per unit rates in 1999 are largely the result of an asset impairment write-down recorded by the Company in December 1998.

MINERALS OPERATIONS

OPERATING INCOME


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                                1999         1998
                                                                              --------     --------
                                                                              (Millions of dollars)
        Coal      .......................................................     $   47.9     $   57.4
        Soda ash  .......................................................         13.8         16.4
        Other     .......................................................          0.7          1.6
                                                                              --------     --------
        Total         ...................................................     $   62.4     $   75.4
                                                                              ========     ========

     Operating income for Minerals was $62.4 million for the first half of 1999, down $13.0 million from last year. Equity income from the Black Butte joint venture declined $7.2 million, reflecting lower sales volumes under an amended coal supply contract. Coal royalty income decreased by $2.4 million from lower sales volumes as mining operations focused on federal sections, and soda ash royalties decreased $1.9 million from lower prices. Operating income at the Company's soda ash joint venture was down $0.7 from 1998, with lower sales volumes and prices, which offset the absence of $2.2 million of prior period adjustments recorded in 1998. Results from 1998 also include a $2.0 million gain on the sale of industrial minerals properties.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses of $49.5 million were $1.9 million higher than the first six months of 1998. Included in 1999 costs were $11.2 million expense relating to the January 1999 restricted stock awards. Offsetting this cost were the benefits in several cost categories reflecting savings from the late 1998 and early 1999 reductions in force, early retirement programs and sale of the GPM business. The resulting restructuring of the Company produced savings across nearly all overhead cost categories, most significantly salaries, wages and benefits ($2.9 million), computer costs ($2.3 million) and professional and temporary services ($1.4 million). A restructuring charge relating to the Company's reorganization effort of $14.5 million was recorded in the first quarter of 1999.

     Other income increased $17.4 million over 1998 to $32.7 million for the first six months of 1999. Foreign currency gains of $29.5 million relating to the remeasurement of U.S. dollar denominated debt in Canada caused the majority of the improvement, offsetting the inclusion in 1998 results of an $11.0 million gain on foreign exchange contracts entered into in connection with the Norcen Acquisition and $2.3 million of gains on the closing of Norcen interest rate swaps and crude oil positions.

     Interest expense was $115.0 million for the first half, up $8.0 million over 1998. The increase was primarily the result of six months of debt from the Norcen Acquisition in 1999 compared to only four months last year after the March 3, 1998, acquisition. This was partly offset by the use of proceeds from the sale of the gathering, processing and marketing ("GPM") business to pay down debt at the end of March 1999, and the other actions taken to reduce debt since mid 1998 in connection with the Company's deleveraging program.

     Income taxes were a benefit of $56.8 million in 1999 compared to a benefit of $34.6 million in 1998. Included in 1999 taxes is a $27.9 million benefit related to the Canadian tax settlement and $17.9 million of benefits from the foreign currency remeasurement of deferred tax liabilities in Guatemala and Venezuela. The remaining reduction of income tax benefit reflects the improvement in taxable income compared to last year. Section 29 credits of $6.8 million were recorded in 1999 compared to $8.2 million last year.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the first six months of 1999 were the proceeds from sales of the GPM segment and other properties, proceeds from issuance of debt and cash provided by operations. Cash outflows for the first six months of 1999 included repayment of commercial paper, capital investment and exploratory expenditures and cash used by discontinued operations.

     Cash from operations was $348.8 million for the first six months of 1999, a $391.9 million decrease from the prior year period. The $61.1 million decrease in working capital for the 1999 period was the result of an increase in accounts receivable primarily due to higher prices for oil and gas in June 1999 as compared to December 1998 and decreases in accounts payable due in part to lower capital expenditure levels and cost reduction efforts. During the prior year period, working capital increased $227.4 million, excluding working capital acquired in the Norcen Acquisition, primarily as a result of decreases in accounts receivable. The decrease in accounts receivable was primarily the result of decreases in oil and gas prices for June 1998 as compared to December 1997. Non-cash adjustments in the 1998 period were the result of working capital and other miscellaneous assets and liabilities acquired in the Norcen Acquisition.

     Cash provided from investing activities was $1.2 billion for the first six months of 1999, compared to a use of $3.2 billion in the first six months of 1998. The Company received $1.36 billion on the 1999 sale of discontinued operations while using $2.6 billion in 1998 for the Norcen Acquisition. Discontinued operations also required a use of cash of $204.5 million in 1999 compared to $236.6 million provided from discontinued operations last year. In addition, 1998 included $98.7 million in proceeds from the sale of assets and the sale of the remaining investment in Superior Propane, while 1999 proceeds from asset sales were $222.6 million, due to the sale of the Canadian Caroline, the South Texas and the East Texas Deadwood properties.


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                    1999         1998
                                                                                 ---------    ---------
                                                                                  (Millions of dollars)
      Capital and exploratory expenditures:
         Exploration and production........................................      $   178.7    $   828.1
         Minerals and other................................................            2.1         25.1
                                                                                 ---------    ---------
              Subtotal ....................................................          180.8        853.2
         Norcen purchase price.............................................             --      2,634.3
                                                                                 ---------    ---------
              Total capital and exploratory expenditures...................      $   180.8    $ 3,487.5
                                                                                 =========    =========

     Exploration and production capital spending, excluding the Norcen Acquisition, was down $649.4 million to $178.7 million, principally reflecting the effort to control capital spending in light of depressed product prices. The major categories of capital spending included development drilling ($98.8 million), other development capital ($37.1 million) and exploratory drilling ($17.0 million). Exploration and development drilling by area included $64.2 million in the U.S. Onshore, $14.3 million in the U.S. Offshore, $23.3 million in Canada and $12.4 million in Venezuela.

     Property purchases of $10.6 million in 1999 primarily reflected the $9.1 million purchase of partners' interest in West Texas properties. Minerals and other capital was down $23.0 million to $2.1 million. Other spending in 1998 included costs related to the Fort Worth office relocation.

     Cash flows from financing activities were a $1.5 billion use of cash for 1999 as the Company repaid $2.1 billion in debt, partially offset by the issuance of new debt. In 1998, cash provided from financing activities of $2.4 billion in 1998 as the Company financed its acquisition of Norcen through proceeds from debt issuance and commercial paper. In April 1999, the Company issued $200 million 7.3% Notes due April 15, 2009, and $300 million 7.95% Debentures due April 15, 2029. Proceeds from the issuance were used to reduce commercial paper borrowings.

     Also in April 1999, the Company's senior unsecured credit ratings were downgraded by Standard & Poor's to BBB-, and by Moody's to Baa3, and its commercial paper ratings were downgraded by Standard & Poor's to A3 and by Moody's to P3.

     As of June 30, 1999, and December 31, 1998, the total capitalization of the Company was as follows:


                                                                                   June               December
                                                                                  30, 1999            31, 1998
                                                                                 ---------           ---------
                                                                                     (Millions of dollars)
Long-term and short-term debt:
      Commercial paper and other - net.....................................      $   273.5           $ 2,351.9
      Notes and debentures.................................................        2,725.0             2,225.0
      Capital lease obligations............................................           17.2                17.4
      (Discount) premium on notes and debentures - net.....................           17.0                 4.4
                                                                                 ---------           ---------
         Total debt........................................................        3,032.7             4,598.7

Shareholders' equity.......................................................          872.9               728.2
                                                                                 ---------           ---------
      Total capitalization.................................................      $ 3,905.6           $ 5,326.9
                                                                                 =========           =========

      Debt to total capitalization.........................................           77.7%               86.3%

     The Company anticipates total capital spending of approximately $500 million for 1999, with focus on development projects that generate more immediate cash flow. The Company expects to drill three more Frontier horizontal wells in the Rockies area and continue its drilling program in the Deep Giddings field of the Austin Chalk and the Hatton field project in Canada. The Company also plans several exploratory wells in South Louisiana, a deepwater Gomez well in the Gulf of Mexico and two exploratory wells and two horizontal development wells in Guatemala. The Company may reduce its capital exposure in the Gomez project by selling or transferring a portion of its working interest. Excluding property sales, production sales volumes are expected to decline slightly in 1999 from 1998 levels, as a result of lower capital. The Company expects sales volumes to be approximately 2,200 MMcfed for 1999.

     Crude oil and natural gas prices have risen sharply since the beginning of 1999 and the outlook for the remainder of the year is favorable for both products. The Company expects to continue to experience commodity price fluctuations and manages a portion of its price risk with hedging activities; however, lower prices could affect expected future net income, cash flows and capital spending. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for information regarding the Company's hedging positions at June 30, 1999.

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

     o    IT infrastructure

     o    Information systems

     o    Process control and embedded technology

     o    Third party suppliers, partners, customers and governmental entities

     In the areas of IT infrastructure, information systems, and process control and embedded technology, the Company has completed remediation, verification and deployment phases of its readiness program for critical systems. The Company has also implemented "Year 2000 clean management" procedures to ensure that Year 2000 readiness is maintained and that any changes to these technology environments are carefully managed for Year 2000 readiness.

     In the third-party suppliers, partners, customers and governmental entities program area, the Company is continuing the process of monitoring and assessing the readiness of third parties. Approximately 400 third-party entities have been contacted in writing concerning their Year 2000 plans and readiness. The Company has also begun the process of monitoring SEC mandated disclosures of third parties. Remaining work includes follow-up evaluations of the readiness of "mission critical" third-party dependencies. Emphasis in this area has focused on business contingency planing, in recognition of the uncertainties inherent in evaluating third-party readiness.

     In the fourth quarter of 1998, the Company began a formal process for business contingency planning that spans all of the above readiness program areas. This process includes, for each business area, (i) identifying critical dependencies, (ii) assessing exposures, (iii) identifying controllable vs. non-controllable factors and (iv) developing proactive prevention plans and reactive response plans. The Company essentially completed its initial

Year 2000 business contingency plans as of July 1999. Periodic updates of these contingency plans are scheduled for September and November 1999 to incorporate the change in status information available from third parties.

     The total cost of the Company's Year 2000 Readiness Program is not expected to be material to the Company's financial position. Not including the Year 2000 related costs embedded in the cost of replacing its information systems between 1993 and 1997, the Company anticipates spending a total of between $2.0 million and $2.5 million during 1998 and 1999 for Year 2000 related modifications and testing. This estimate is $0.5 million lower than the previous estimate due to the lower than anticipated incidence of Year 2000 issues in the process control and embedded technology area. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

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

     The Company believes that the "most reasonably likely worst case" scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) unanticipated failures in embedded technology or process control systems due to Year 2000 causes could result in temporarily suspending operations at certain operating facilities with consequent loss of revenue; and
(iii) slowdowns or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities.

                           FORWARD LOOKING INFORMATION

     Certain information included in this report, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain projections and forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production activities and sales volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

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

     With respect to expected capital expenditures and drilling activity, additional factors such as oil and gas prices, the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, the availability of acquisition opportunities which meet the Company's objectives as well as competition for such opportunities, exploration and operating risks, the success of management's cost reduction efforts, the ability to find working interest partners to share certain capital risks and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to changes in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production sales volumes and reserve estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a result of the sale of the GPM segment, the Company has reduced its risk exposure in several areas. The Company now has lower plant volumes subject to price risk, lower risk relating to marketing activities for third party sales volumes and lower variable rate debt resulting from debt repayments using sales proceeds. However, credit risk exposure related to Duke has increased as a result of certain agreements made in connection with the GPM sale.

COMMODITY PRICE RISK -- NON-TRADING ACTIVITIES

    The following table summarizes the Company's open positions at June 30, 1999, which hedge the Company's future oil and gas production:


                                                                  WEIGHTED AVG.                   UNRECOGNIZED
                                    CONTRACT                       PRICE PER      FAIR VALUE      GAIN/(LOSS)
 PRODUCT           TYPE           TIME PERIOD         VOLUME       MCF OR BBL     (MILLIONS)      (MILLIONS)
---------     --------------     --------------     ----------    -------------   ----------      ------------
  Gas         Puts Purchased     Aug - Oct 1999       430MMcfd     $     1.90     $      0.3      $     (5.6)
  Gas         Calls Sold         Aug 1999              1.0Bcfd     $     2.54            1.5             1.6
  Gas         Net Calls Sold     Sept 1999            950MMcfd     $     2.54            2.8             0.1
  Gas         Net Calls Sold     Oct 1999             400MMcfd     $     2.50            1.9            (0.8)
  Gas         Swaps              Aug 1999             768MMcfd           Var.          ( 2.3)           (2.3)
  Gas         Swaps              Sep 1999             738MMcfd           Var.          ( 2.1)           (2.1)
  Gas         Swaps              Oct 1999             568MMcfd           Var.          ( 2.0)           (2.0)
  Gas         Futures            Aug 1999             278MMcfd     $     1.93          ( 4.0)           (4.0)
  Gas         Futures            Sep 1999              87MMcfd     $     1.95          ( 1.2)           (1.2)
  Gas         Futures            Nov - Dec 1999       149MMcfd     $     2.59          ( 0.5)           (0.5)
  Gas         Futures            Jan - Jul 2000       148MMcfd     $     2.43          ( 0.8)           (0.8)
  Gas         Fixed Price        Jul - Dec 1999        20MMcfd     $     2.12            0.1             0.1
  Gas         Fixed Price        Jan - Oct 2000        10MMcfd     $     2.80            2.4             2.4
  Gas         Fixed Price        Jan - Dec 2000        10MMcfd     $     1.54           (1.9)           (1.9)
  Gas         Fixed Price        Jan - Oct 2001        10MMcfd     $     1.54          ( 1.5)           (1.5)
  Oil         Swaps              Jul 1999              76MBbld     $    14.68          (10.8)          (10.8)
  Oil         Swaps              Aug - Dec 1999        70MBbld     $    14.51          (46.8)          (46.8)
  Oil         Swaps              Jan - Dec 2000         2MBbld     $    13.37          ( 0.4)           (0.4)
  Oil         Swaps              Jan - Dec 2000         2MBbld     $    13.37          ( 0.5)           (0.5)
  Oil         Fixed Price        Jul - Aug 1999         2MBbld     $    13.44          ( 0.2)           (0.2)
  Oil         Fixed Price        Jul - Dec 1999         2MBbld     $    15.35            0.2             0.2
  Oil         Fixed Price        Jan - Feb 2000         2MBbld     $    15.35            0.1             0.1
  Oil         Fixed Price        Jul - Dec 1999         2MBbld     $    12.69          ( 0.7)           (0.7)
  Oil         Fixed Price        Jul - Oct 2000         2MBbld     $    12.69          ( 0.5)           (0.5)
  Oil         Fixed Price        Jul - Dec 1999         8MBbld     $    15.23            0.5             0.5
  Oil         Fixed Price        Jan - Apr 2000         8MBbld     $    15.23            0.6             0.6
  Oil         Fixed Price        Jul - Dec 1999         2MBbld     $    15.47            0.1             0.1
                                                                                  ----------      ----------
                                                                  Totals:         $    (65.7)     $(    76.9)
                                                                                  ==========      ==========

         The following table summarizes the Company's closed positions at June 30, 1999, relating to the Company's gas production:

                                                 UNRECOGNIZED
                                                 GAIN/(LOSS)
  PRODUCT      TYPE     TIME PERIOD               (MILLIONS)
  -------    -------    -----------              ------------
    Gas      Various      Jul 1999               $       (6.7)
    Gas      Futures      Aug 1999               $       (1.8)
    Gas      Futures     Sept 1999               $       (0.2)
    Gas      Futures      Oct 1999               $       (0.3)
                                                 ------------
                                      Totals:    $       (9.0)
                                                 ============

         The following table summarizes the Company's open positions at June 30, 1999, relating to the Company's oil storage:


                                                           FAIR      UNRECOGNIZED
                                              AVERAGE     VALUE      GAIN/(LOSS)
  PRODUCT    TYPE   TIME PERIOD   VOLUME        PRICE   (MILLIONS)    (MILLIONS)
  -------   -----   -----------   -------     -------   ----------   ------------
    Oil     Swaps      Jul 1999   5.8 MBbld   $ 13.87     $ (1.0)    $       (1.0)
    Oil     Swaps      Aug 1999   7.9 MBbld   $ 16.00     $ (0.8)    $       (0.8)
                                                          ------     ------------
                                             Totals:      $ (1.8)    $       (1.8)
                                                          ======     ============

    At June 30, 1999, the Company had margin deposits of $45.6 million.

    The Company enters into financial contracts in conjunction with its alliance with South Jersey Resources Group, in which it has a 50% ownership interest. This alliance provides gas storage and customer service programs. The following table summarizes the alliance's open positions at June 30, 1999:


                                                                      WEIGHTED AVG.                   UNRECOGNIZED
                                       CONTRACT                          PRICE        FAIR VALUE      GAIN/(LOSS)
   PRODUCT           TYPE             TIME PERIOD        VOLUME         PER MCF       (MILLIONS)      (MILLIONS)
   -------     -------------      ---------------        ------       ------------    ----------      ------------
     Gas       Futures/Swaps      Aug - Dec 1999         5.7Bcf          $2.65           $1.0             $1.0
               Purchased
     Gas       Futures/Swaps      Jan - Dec 2000         6.0Bcf          $2.89           $1.1             $1.1
               Purchased
     Gas       Futures/Swaps      Jan - Apr 2001         0.2Bcf          $2.40           $0.0             $0.0
               Purchased
     Gas       Futures/Swaps      Aug - Dec 1999         2.1Bcf          $2.55          $(0.5)           $(0.5)
               Sold
     Gas       Futures/Swaps      Jan - Dec 2000         2.8Bcf          $2.64          $(0.7)           $(0.7)
               Sold
                                                                                        -----            -----
                                                                        Totals:         $ 0.9            $ 0.9
                                                                                        =====            =====


     The Company was a party to several long-term firm gas transportation agreements that supported the gas marketing program and GPM segment sold to Duke. Most of these firm transportation contracts were transferred to Duke as part of the GPM Disposition. As part of the GPM Disposition, the Company has agreed to keep Duke whole on certain contracts if the transportation market value falls below the contract transportation rates and Duke will pay the Company if the market value exceeds the contract transportation rates. This keep-whole commitment is in effect for the ten-year period subsequent to March 31, 1999. The fair value of these contracts at June 30, 1999, was a loss of $103.7 million, which is included in other current liabilities and other liabilities on the Condensed Consolidated Statement of Financial Position. The Company may adjust its reserve based on changes in current quoted future market rates or estimated long-term rates. Such adjustments could be significant. Management does not believe a meaningful, permanent change has occurred to transportation rates in the market place. However, at June 30, 1999, if the Company had used current quoted future market rates to estimate the long-term portion of the reserve, the Company would have recorded an additional reserve of $56 million for the ten year period.

FOREIGN CURRENCY RISK

    The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at June 30, 1999:


                   NOTIONAL AMOUNT                              FAIR VALUE
       YEAR         (US$ MILLIONS)        FORWARD RATE        (US$ MILLIONS)
       ----        ---------------        ------------        --------------
       1999......     $  72.0               C$1.3535            $  (5.8)
       2000......         8.0               C$1.3750               (0.5)
       2004......        70.0               C$1.3630               (5.2)
                      -------                                   -------
                      $ 150.0                                   $ (11.5)
                      =======                                   =======

    As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with maturities through October 2004, and recorded a $15.5 million deferred liability representing the fair value of these contracts. This liability will be amortized over the terms of the applicable contracts. The unrecognized loss on foreign currency contracts at June 30, 1999, excluding the $4.1 million remaining unamortized deferred liability, was $7.4 million.

CREDIT RISK

    In conjunction with the GPM Disposition, on March 31, 1999, the Company entered into a swap transaction with Duke which in effect transferred all financial positions held by the GPM business to Duke. As a result, the Company has eliminated all price/rate risk relating to these positions, and is only subject to credit risk for amounts due from Duke or other counterparties under the terms of the swap transactions with Duke or the underlying swap transactions. At June 30, 1999, the Company's credit risk related to these positions was immaterial.

    To eliminate price risk associated with the forward sale transaction entered into by the Company in March 1999, the Company has an outstanding swap transaction of .4Bcf from July through October 1999. At June 30, 1999, the unrealized gain relating to this financial transaction is $27.6 million.

    At June 30, 1999, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts, was $27.0 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 18, 1999, the Annual Meeting of the Shareholders of the Company was held in Fort Worth, Texas for the purpose of electing a Board of Directors and voting on the proposals described below. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement.

     Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in the proxy statement was elected with the votes as follows:


                   NOMINEES             SHARES FOR    SHARES WITHHELD
         ---------------------------   -----------    ---------------
         H. Jesse Arnelle              218,585,305       7,435,025
         Lynne V. Cheney               218,922,250       7,095,080
         Preston M. Geren III          219,273,140       6,744,190
         Lawrence M. Jones             219,252,055       6,765,275
         Drew Lewis                    218,613,219       7,404,111
         Claudine B. Malone            218,905,086       7,112,244
         Jack L.  Messman              218,819,115       7,198,215
         John W. Poduska, Sr., Ph.D.   219,279,933       6,737,397
         Michael E. Rossi              218,931,464       7,085,866
         Samuel K. Skinner             218,937,288       7,080,042
         James R. Thompson             218,560,933       7,456,397

     Amendments to the Company's 1995 Stock Option and Retention Stock Plan, as amended and restated effective June 1, 1997, were approved with the following vote: 204,689,849 shares for; 16,566,131 shares against; 4,760,329 shares abstaining; and 1,020 broker nonvotes. The amendments (1) increase the aggregate number of shares available for grants of stock options and stock appreciation rights and awards of retention stock under the plan from 16,000,000 to 23,000,000 shares, and (2) increase the maximum percentage of available shares that can be granted or awarded to an individual participant from 10% of the shares available under such plan to 25% of such shares.

     An amendment to the Company's 1995 Directors Stock Option Plan, as amended and restated effective July 14, 1998, to increase the number of shares that may be issued under the plan from 1,000,000 to 1,500,000 shares, was approved with the following vote: 197,836,604 shares for; 23,288,324 shares against; 4,891,380 shares abstaining; and 1,021 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1     1995 Stock Option and Retention Stock Plan of Union Pacific Resources
           Group Inc. as amended and restated, effective July 15, 1999.

10.2     Second Amendment, effective May 18, 1999, to 1995 Directors Stock
           Incentive Plan of Union Pacific Resources Group Inc. as amended and restated, effective July 14, 1998.

11       Computation of earnings per share.

12       Computation of ratio of earnings to fixed charges.

15       Awareness letter of Arthur Andersen LLP dated August 11, 1999.

27       Financial data schedule.

(b)      REPORTS ON FORM 8-K

         On August 3, 1999, the Company filed a Current Report on Form 8-K containing (i) the Press Release issued by the Registrant on July 15, 1999, announcing the retirement of the Registrant's Chairman and Chief Executive Officer, Jack L. Messman. Mr. Messman will be succeeded by George Lindahl III who the Board of Directors elected unanimously as Chairman of the Board, President and Chief Executive Officer and (ii) a press release announcing the Company's financial results for the second quarter of 1999, including operating revenues, net income and certain other financial information.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 11, 1999


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

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
10.1          1995 Stock Option and Retention Stock Plan of Union Pacific
                 Resources Group Inc. as amended and restated, effective
                 July 15, 1999.

10.2          Second Amendment, effective May 18, 1999, to 1995 Directors
                  Stock Incentive Plan of Union Pacific Resources Group Inc. as amended and restated, effective July 14, 1998.

11            Computation of earnings per share.

12            Computation of ratio of earnings to fixed charges.

15            Awareness letter of Arthur Andersen LLP dated August 11, 1999.

27            Financial data schedule.