Form 10-Q
period 1999-09-30
UNION PACIFIC RESOURCES GROUP INC
filed 1999-11-12
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

YES [X] NO [ ]


         As of October 31, 1999, there were 252,050,121 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.

                                      INDEX



                                           PART I.  FINANCIAL INFORMATION
                                                                                                        Page Number
                                                                                                        -----------
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Statements of Income and Comprehensive Income -
         For the Three Months and Nine Months Ended September 30, 1999 and 1998....................         2

         Condensed Consolidated Statements of Financial Position -
         At September 30, 1999 and December 31, 1998...............................................       3 - 4

         Condensed Consolidated Statements of Cash Flows -
         For the Nine Months Ended September 30, 1999 and 1998.....................................         5

         Notes to Condensed Consolidated Financial Statements......................................      6 - 13

         Report of Independent Public Accountants..................................................        14


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................................................................      15 - 28

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................      29 - 32



                                             PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................        32

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................      32 - 33

SIGNATURE..........................................................................................        34

                       UNION PACIFIC RESOURCES GROUP INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months and Nine Months Ended September 30, 1999 and 1998
                 (Millions of dollars, except per share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended        Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                   ----------------------    ----------------------
                                                                                     1999         1998          1999         1998
                                                                                   ---------    ---------    ---------    ---------
Operating revenues:
    Oil and gas operations:
       Exploration and production ..............................................   $   403.0    $   388.7    $ 1,065.2    $ 1,190.3
       Other oil and gas revenues (Note 5) .....................................        27.3        130.9        104.0        162.3
                                                                                   ---------    ---------    ---------    ---------
          Total oil and gas operations .........................................       430.3        519.6      1,169.2      1,352.6
    Minerals ...................................................................        32.8         38.8         95.7        115.5
                                                                                   ---------    ---------    ---------    ---------
          Total operating revenues .............................................       463.1        558.4      1,264.9      1,468.1
                                                                                   ---------    ---------    ---------    ---------

Operating expenses:
    Production .................................................................       105.1        113.2        288.8        337.2
    Exploration, including exploratory dry holes ...............................        47.3         79.0        152.4        229.6
    Minerals ...................................................................         0.5          0.5          1.0          1.8
    Depreciation, depletion and amortization ...................................       253.0        261.5        621.4        702.3
    General and administrative .................................................        18.6         23.0         65.1         68.0
    Restructuring charge (Note 6) ..............................................          --           --         14.5           --
                                                                                   ---------    ---------    ---------    ---------
          Total operating expenses .............................................       424.5        477.2      1,143.2      1,338.9
                                                                                   ---------    ---------    ---------    ---------

Operating income ...............................................................        38.6         81.2        121.7        129.2
Other income (expense) - net (Notes 7 and 8) ...................................         8.7        (48.2)        41.4        (32.9)
Interest expense ...............................................................       (52.6)       (72.5)      (167.6)      (179.5)
                                                                                   ---------    ---------    ---------    ---------
Income (loss) before income taxes ..............................................        (5.3)       (39.5)        (4.5)       (83.2)
Income tax expense (benefit) (Notes 7 and 8) ...................................       (26.0)       (26.4)       (82.8)       (61.0)
                                                                                   ---------    ---------    ---------    ---------
Income (loss) from continuing operations .......................................        20.7        (13.1)        78.3        (22.2)

Discontinued operations (Note 4)
    Income (loss) from discontinued operations - net of tax ....................          --         (4.2)       (23.8)        18.8
    Gain on sale of discontinued operations - net of tax .......................          --           --        157.0           --
                                                                                   ---------    ---------    ---------    ---------
    Total income (loss) from discontinued operations ...........................          --         (4.2)       133.2         18.8
                                                                                   ---------    ---------    ---------    ---------

Net income (loss) ..............................................................   $    20.7    $   (17.3)   $   211.5    $    (3.4)
                                                                                   =========    =========    =========    =========

Other comprehensive income - net of tax:
    Unrealized loss on deferred compensation liability .........................        (3.0)          --         (3.0)          --
    Foreign currency translation adjustments ...................................         2.3        (16.9)       (31.3)       (53.9)
                                                                                   ---------    ---------    ---------    ---------
Comprehensive income (loss) ....................................................   $    20.0    $   (34.2)   $   177.2    $   (57.3)
                                                                                   =========    =========    =========    =========

Earnings (loss) per share basic and diluted:
    Continuing operations ......................................................   $    0.08    $   (0.06)   $    0.31    $   (0.09)
    Discontinued operations ....................................................          --        (0.01)        0.54         0.08
                                                                                   ---------    ---------    ---------    ---------
    Total ......................................................................   $    0.08    $   (0.07)   $    0.85    $   (0.01)
                                                                                   =========    =========    =========    =========

Weighted average shares outstanding - basic ....................................       249.0        247.8        248.9        247.7
Weighted average shares outstanding - diluted ..................................       249.6        247.8        249.2        247.7
Cash dividends per share .......................................................   $    0.05    $    0.05    $    0.15    $    0.15


  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At September 30, 1999 and December 31, 1998
                              (Millions of dollars)


                                                             September 30,  December 31,
                                                                 1999          1998
                                                              ------------  ----------
                                                              (Unaudited)
ASSETS

Current assets:
    Cash and temporary investments .........................   $   137.3    $     8.8
    Accounts receivable - net ..............................       317.0        261.0
    Inventories ............................................        53.0         64.6
    Other current assets ...................................        57.7        107.0
                                                               ---------    ---------
          Total current assets .............................       565.0        441.4
                                                               ---------    ---------

Properties (successful efforts method): (Note 5)
    Cost ...................................................    10,999.8     11,078.2
    Accumulated depreciation, depletion and amortization ...    (5,384.0)    (4,984.9)
                                                               ---------    ---------
          Total properties - net ...........................     5,615.8      6,093.3
                                                               ---------    ---------

Intangible and other assets ................................       177.1        180.8
Net assets of discontinued operations (Note 4) .............          --        926.9
                                                               ---------    ---------

Total assets ...............................................   $ 6,357.9    $ 7,642.4
                                                               =========    =========


  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At September 30, 1999 and December 31, 1998
                              (Millions of dollars)


                                                                  September 30, December 31,
                                                                      1999          1998
                                                                  ------------  -----------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................   $  223.5      $  270.5
     Advance payment (Note 9) ...................................       43.1            --
     Accrued taxes payable (Note 4) .............................      247.5          64.9
     Short-term debt (Note 10) ..................................        3.0         853.8
     Other current liabilities (Note 12) ........................      215.6         157.5
                                                                    --------      --------
          Total current liabilities .............................      732.7       1,346.7
                                                                    --------      --------

Long-term debt (Note 10) ........................................    2,966.1       3,744.9
Deferred income taxes ...........................................    1,250.2       1,291.6
Other long-term liabilities (Note 12) ...........................      528.6         531.0

Shareholders' equity:
     Common stock, no par value:
       Authorized shares--400,000,000
       Issued and outstanding--251,700,683 and 250,685,204 ......         --            --
     Paid-in surplus ............................................    1,000.3         992.6
     Treasury stock, at cost:
         Shares--4,429,857 and 3,666,913 ........................      (93.6)        (82.5)
     Unearned employee stock ownership plan .....................      (82.1)        (95.7)
     Retained earnings ..........................................      183.5           9.1
     Unearned compensation (Note 11) ............................       (4.2)         (6.0)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment ...................     (115.7)        (84.4)
         Unrealized gain (loss) on deferred compensation ........       (3.0)           --
         Minimum pension contra equity ..........................       (4.9)         (4.9)
                                                                    --------      --------
          Total accumulated other comprehensive income ..........     (123.6)        (89.3)
                                                                    --------      --------
          Total shareholders' equity ............................      880.3         728.2
                                                                    --------      --------

Total liabilities and shareholders' equity ......................   $6,357.9      $7,642.4
                                                                    ========      ========


  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                              (Millions of dollars)
                                   (Unaudited)


                                                                      1999        1998
                                                                    --------    --------
Cash flows from operations:
    Net income (loss) ...........................................   $  211.5    $   (3.4)
    Less income from discontinued operations ....................     (133.2)      (18.8)
    Non-cash charges to income:
       Depreciation, depletion and amortization .................      621.4       702.3
       Deferred income taxes (benefit) ..........................      (53.0)     (168.5)
       Other non-cash charges - net .............................       20.2       295.4
    Changes in current assets and liabilities ...................       30.3       211.2
                                                                    --------    --------
          Cash provided by operations ...........................      697.2     1,018.2
                                                                    --------    --------

Cash flows from investing activities:
    Capital and exploratory expenditures ........................     (291.6)   (1,118.0)
    Acquisition of Norcen (Note 3) ..............................         --    (2,634.3)
    Proceeds from sales of assets  (Note 5) .....................      244.5       262.1
    Proceeds from sales of investment ...........................         --        48.4
    Proceeds from sale of discontinued operations (Note 4) ......    1,359.1          --
    Cash provided (used) by discontinued operations .............     (202.4)      176.7
                                                                    --------    --------
          Cash provided (used) by investing activities ..........    1,109.6    (3,265.1)
                                                                    --------    --------

Cash flows from financing activities:
    Dividends paid ..............................................      (37.3)      (37.2)
    Proceeds from debt financing - net (Note 10) ................      500.0     2,323.2
    Debt repaid .................................................   (2,122.5)         --
    Purchase of treasury stock ..................................      (11.1)      (22.1)
    Other financing - net (Note 9) ..............................       (7.4)      (45.2)
                                                                    --------    --------
          Cash provided (used) by financing activities ..........   (1,678.3)    2,218.7
                                                                    --------    --------

Net change in cash and temporary investments ....................      128.5       (28.2)
Cash at beginning of period .....................................        8.8        67.1
                                                                    --------    --------
Cash at end of period ...........................................   $  137.3    $   38.9
                                                                    ========    ========


  See the notes to the condensed consolidated financial statements (unaudited).

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

       The Condensed Consolidated Financial Statements of Union Pacific Resources Group Inc. and subsidiaries (the "Company") have been prepared by management, are unaudited and reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. However, these condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the Condensed Consolidated Financial Statements and is included in Part I, Item 1 in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1998, is derived from audited financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the nine months ended September 30, 1999, are not necessarily indicative of the results for the full year ending December 31, 1999.

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

2.   BUSINESS SEGMENT INFORMATION

        The following table presents summarized segment information for the Company.



                                        Nine Months Ended September 30,
                                        -------------------------------
                                               1999        1998
                                             --------    --------
                                             (Millions of dollars)
Revenues:
  Exploration and production ......          $1,169.2    $1,352.6
  Minerals ........................              95.7       115.5
                                             --------    --------
     Total revenues ...............          $1,264.9    $1,468.1
                                             ========    ========

Operating income:
  Exploration and production ......          $  111.2    $   87.7
  Minerals ........................              94.7       113.7
  Corporate (a) ...................             (84.2)      (72.2)
                                             --------    --------
     Total operating income .......          $  121.7    $  129.2
                                             ========    ========


                                              At September 30,       At December 31,
                                                    1999                 1998
                                              ---------------        --------------
                                                       (Millions of dollars)
Fixed assets (net of DD&A):
       Exploration and production ......          $5,515.1             $5,988.8
       Minerals ........................              10.2                 10.2
       Corporate .......................              90.5                 94.3
                                                  --------             --------
          Total fixed assets ...........          $5,615.8             $6,093.3
                                                  ========             ========

----------

(a) Operating income for the Corporate segment consists of general and administrative expense and restructuring charge.

3.   ACQUISITION OF NORCEN

       In March 1998, the Company and Union Pacific Resources Inc. ("UPRI"), an Alberta corporation and a wholly-owned subsidiary of the Company, acquired Norcen Energy Resources Limited ("Norcen") for $2.634 billion (the "Norcen Acquisition"). In addition, UPRI assumed the long-term debt obligations of Norcen. The following table presents unaudited pro forma Condensed Consolidated Statements of Income of the Company for the nine months ended September 30, 1998, as though the Norcen Acquisition had occurred on January 1, 1998. Certain adjustments were made to the financial information to conform to the accounting policies and financial statement presentation of the Company.


                                                       Nine Months Ended
                                                       September 30, 1998
                                                       ------------------
                                                      (Millions of dollars,
                                                    except per share amounts)
         Revenues ...............................           $ 1,567.9
         Costs and expenses .....................             1,469.9
                                                            ---------
         Operating income .......................                98.0
         Interest expense .......................              (214.0)
         Other income (expense) - net ...........               (32.9)
                                                            ---------
         Loss before income taxes ...............              (148.9)
         Income tax expense (benefit) ...........               (85.2)
                                                            ---------
         Loss from continuing operations ........           $   (63.7)
                                                            =========

         Loss per share - basic .................           $   (0.26)
         Loss per share - diluted ...............               (0.26)

       The unaudited pro forma condensed consolidated information presented above is not necessarily indicative of the results of operations which would have occurred had the Norcen Acquisition been consummated on January 1, 1998, nor is it necessarily indicative of future results of operations.

     NORCEN SUMMARIZED FINANCIAL INFORMATION

       In 1998, as a result of the Norcen Acquisition, UPRI assumed, and the Company unconditionally guaranteed, the public debt obligations of Norcen. The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the nine months ended September 30, 1999, the two months ended February 28, 1998, and the seven months ended September 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the debt securities remain outstanding.

                                                     Nine Months Ended          Two Months Ended        Seven Months Ended
                                                    September 30, 1999         February 28, 1998(a)    September 30, 1998(b)
                                                    ------------------         --------------------    ---------------------
                                                                               (Millions of dollars)
Summarized Statement of Income Information:
  Operating revenues .............................        $263.9                        $104.0                 $268.9
  Operating income (loss) ........................          49.6                           4.0                 (104.1)
  Net income (loss) ..............................          62.3                         (30.0)(c)             (106.4)


                                                                At September 30, 1999       At December 31, 1998
                                                                ---------------------       --------------------
                                                                                (Millions of dollars)
Summarized Statement of Financial Position Information:
  Current assets ...........................................          $   77.7                     $   53.7
  Non-current assets .......................................           2,023.6                      1,882.3
  Current liabilities ......................................              78.8                        279.8
  Non-current liabilities and equity .......................           2,022.5                      1,656.2

---------------------------------

       (a) Results for Norcen as of and for the two months ended February 28, 1998. Results have not been restated in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the full cost method of accounting for oil and gas operations.

       (b) Results for UPRI as of and for the seven months ended September 30, 1998, include adjustments to reflect U.S. GAAP and the successful efforts method of accounting. Adjustments to reflect the application of the purchase method of accounting for the Norcen Acquisition are included effective March 3, 1998.

       (c) Net loss includes $40 million in costs incurred by UPRI in connection with the Norcen Acquisition which were not reimbursed by the Company.

4.     SALE OF GPM SEGMENT

           In November 1998, the Company entered into a Merger and Purchase Agreement ("Agreement") with Duke Energy Field Services, Inc. ("Duke") to sell its gathering, processing and marketing ("GPM") segment for $1.36 billion in cash. On March 31, 1999, the Company closed on the sale (the "GPM Disposition"). The GPM Disposition consisted primarily of the Company's pipelines, gathering systems, natural gas processing plants and natural gas and natural gas liquids marketing assets and operations. These operations include interests in nineteen natural gas processing plants (together with approximately 7,200 miles of pipelines that support these processing plants), as well as two non-operated natural gas liquids fractionation plants. The Company has retained its crude oil marketing business. The Company recorded a $157.0 million after-tax gain on the GPM Disposition, including $232.2 million for accrued taxes payable.

           Under a process provided for in the Agreement, Duke asserted claims against the Company for costs to remediate alleged environmental conditions. The asserted environmental claims exceeded a $40 million deductible that Duke had assumed for environmental conditions. Under the terms of the Agreement, the Company had the right to contest any environmental claims through arbitration. If it had been determined that there were valid environmental claims in excess of the $40 million deductible, the Company would have been required to make a payment to Duke for such excess amount. The Company analyzed Duke's environmental claims and entered into discussions with Duke about the results of that analysis. As a result of these discussions, Duke and the Company have agreed that Duke's environmental claims do not exceed $40 million. The Company has no further liability with respect to environmental claims asserted by Duke under the Agreement.

           The GPM segment results of operations and cash flows have been excluded from continuing operations for all periods presented and have been reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income and Cash Flows. The GPM segment net assets that were sold were segregated from continuing operations in the Company's Condensed Consolidated Statement of Financial Position at December 31, 1998.

           Summarized information relating to results of discontinued operations for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                                                   Three Months Ended      Nine Months Ended
                                                                       September 30,          September 30,
                                                                    ------------------      ------------------
                                                                     1999       1998        1999        1998
                                                                    -------     ------      ------      ------
                                                                   (Millions of dollars)   (Millions of dollars)
              Operating revenues ...............................     $   --     $ 83.6      $ 21.5      $294.0
              Operating expenses ...............................         --      (65.2)      (29.7)     (193.5)
              Depreciation, depletion and amortization .........         --      (18.9)      (20.4)      (52.8)
                                                                     ------     ------      ------      ------
              Operating income (loss) ..........................         --       (0.5)      (28.6)       47.7
              Other income (expense) - net .....................         --         --          --         0.1
              Interest expense (a) .............................         --       (5.3)       (8.0)      (15.8)
                                                                     ------     ------      ------      ------
              Income (loss) before taxes .......................         --       (5.8)      (36.6)       32.0
              Income tax expense (benefit)......................         --       (1.6)      (12.8)       13.2
                                                                     ------     ------      ------      ------
              Net income (loss) from discontinued operations ...     $   --     $ (4.2)     $(23.8)     $ 18.8
                                                                     ======     ======      ======      ======

----------

       (a) The Company allocated interest expense to the GPM segment based on the ratio of net assets of discontinued operations to total Company net assets, excluding $3.6 billion of debt associated with the Norcen Acquisition.

5.     PROPERTIES

          During 1999, the Company completed sales of non-core south Texas properties for a sales price of $137.8 million, including a remaining $20.6 million note receivable, the Canadian Caroline-Swan Hill property (the "Caroline property") for $108.6 million, the Deadwood property in East Texas for $18.0 million and properties in the Rockies for $10.3 million. The Company recorded a pretax gain of $87.2 million in connection with these sales.

          Based upon the Company's analysis of expected future net cash flows from its crude oil and natural gas properties, certain US Onshore properties in south Louisiana and south Texas were deemed to be impaired due to downward revisions in reserve estimates. During the third quarter of 1999, the Company adjusted the net book value of such properties to their fair value, with a charge to depreciation, depletion and amortization of $61.1 million and a $4.5 million charge to exploration expense -- surrendered lease.

6.     RESTRUCTURING CHARGE

          During the first quarter of 1999, the Company reorganized into five operating groups, announced workforce reductions for its Canadian and U.S. operations and established an early retirement program. As a result of these actions, the Company recorded a $14.5 million restructuring charge in the first quarter. The charge included $4.2 million for pension benefits and other postretirement benefits ("OPEB") in connection with the early retirement program and the workforce reductions. Also included were $7.1 million for severance costs related to a reduction in force, $3.0 million for specialty drilling equipment and supplies no longer required for cancelled drilling programs and $0.2 million for excess office space commitments. At September 30, 1999, payments have totaled $7.8 million. The $6.7 million remaining, represents reserves for specialty drilling equipment and supplies of $2.5 million and OPEB and personnel costs of $4.2 million.

          At January 1, 1999, the balance of the reserve for costs related to the restructuring charge recorded in the fourth quarter 1998 was $14.6 million. During the first nine months of 1999, $5.3 million was paid out related to workforce reductions and $0.7 million was paid out related to excess office space commitments. At September 30, 1999, the $8.6 million remaining, represents reserves for a drilling rig commitment of $5.0 million and excess office space commitments of $3.6 million.

7.     FOREIGN CURRENCY

          During 1999, the Company recorded $30.0 million non-cash foreign currency gains included in other income (expense) - net on the Condensed Consolidated Statement of Income. The gains resulted from remeasurement of UPRI's U.S. dollar denominated monetary assets and liabilities (primarily debt obligations).

          Also during 1999, the Company recorded $25.5 million non-cash foreign currency gains included in deferred tax (benefit) expense on the Condensed Consolidated Statement of Income. The gains resulted from remeasurement of deferred tax liabilities denominated in the local currencies of Guatemala and Venezuela.

8.     TAX SETTLEMENTS

          In 1997, Norcen received a reassessment from Canadian tax authorities in the amount of $81.1 million concerning the deductibility of certain expenses and foreign exchange losses claimed for income tax purposes during the period 1989 through 1993. In spite of Norcen's disagreement and appeal, the reassessment was fully funded in 1997. As a result of the Norcen Acquisition, the Company valued this claim at $17.0 million, net of any valuation allowance, as part of the purchase price allocation. On March 8, 1999, UPRI entered into an agreement with Canadian tax authorities to settle these claims out of court. Under the terms of the settlement, the Company was to receive a refund of approximately $54.6 million dollars. In the first quarter of 1999, the Company recorded $7.1 million of interest to other income (expense) -- net and a $27.9 million deferred income tax benefit related to the settlement. The Company has received a partial payment from the Canadian tax authorities related to the refund. The remaining $16.3 million refund, which is expected to be collected prior to December 31, 1999, is recorded in accounts receivable in the Condensed Consolidated Statement of Financial Position.

          On September 1, 1999, the Company and its former parent, Union Pacific Corporation ("UPC"), settled certain outstanding issues pertaining to the allocation of all federal and state tax liabilities, including interest, for the tax years 1968 through 1982. This settlement was made pursuant to the Tax Allocation Agreement entered into as of October 6, 1995, between the Company and UPC. This settlement resulted in the receipt by the Company from UPC on September 3, 1999 of $29 million (including $20.5 million of interest income recorded in other income) in full and final settlement of all amounts owed to or by UPR with respect to tax years 1968 through 1982. The tax settlement with UPC enabled the Company to reevaluate its deferred tax reserves, and as a result, the Company recorded $11.9 million of deferred tax benefits related to the tax years covered by the settlement. The Company and UPC also agreed to suspend settlement rights under the Tax Allocation Agreement with respect to post-1982 tax years until July 1, 2001.

9.     ADVANCE PAYMENT

          In March 1999, the Company entered into a forward sale transaction, whereby it received $150.0 million in cash and is required to deliver approximately 401 MMcf of natural gas per day to the purchaser beginning in April 1999 and continuing through October 1999. The Company has recorded the obligation associated with this transaction as an advance payment. This current liability will be recognized in other oil and gas revenues on the Condensed Consolidated Statement of Income as the natural gas is delivered over the term of the contract. In addition, the Company has entered into a gas price swap to hedge exposure to price risk associated with this transaction (see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3 of this report).

10.    DEBT

          During the second quarter of 1999, the Company issued $500 million of Notes and Debentures. The $200 million 7.3% Notes due May 2009 and the $300 million 7.95% Debentures due May 2029 were issued under the Company's existing $1.0 billion shelf registration statement. Proceeds from the issuance of the Notes and Debentures, along with proceeds from the GPM Disposition, were used to reduce short-term and long-term debt by $850.8 million and $778.8 million, respectively.

11.    SHAREHOLDERS' EQUITY

          In the first quarter of 1999, options for 1,171,439 shares of Company common stock were granted to directors, officers and certain non-officer executives of the Company, each with an exercise price of $9.44 per share, a one-year vesting period and a ten-year term. In addition, 1,474,439 shares of restricted stock were awarded to officers and certain non-officer executives with a vesting schedule of one-third per year over a three-year period, subject to accelerated vesting upon the achievement of certain Company common stock price objectives. These stock price objectives were achieved in April and May 1999, resulting in the acceleration of vesting of all such shares of restricted stock. The Company recorded compensation expense of $14.8 million in connection with the vesting of these restricted stock awards.

12.    COMMITMENTS AND CONTINGENCIES

          The Company was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the GPM segment sold to Duke. Most of these firm transportation contracts were transferred to Duke as part of the GPM Disposition. As part of the GPM Disposition, the Company has agreed to keep Duke whole on certain contracts if the transportation market value falls below the contract transportation rates, while Duke will pay the Company if the market value exceeds the contract transportation rates. This keep-whole commitment is in effect for the ten-year period commencing on March 31, 1999.

          Included in the Condensed Consolidated Statement of Financial Position of the Company is a reserve for the estimated fair value of the difference between the total rate under the firm transportation agreements and estimated market rates through March 2009. The reserve, which is included in other current liabilities and other long-term liabilities, was $37.0 million and $69.2 million at September 30, 1999, respectively. The Company may adjust its reserve based on changes in current quoted future market rates or estimated long-term rates. Such adjustments could be significant. Management does not believe a meaningful, permanent change has occurred to the transportation rates in the market place. However, at September 30, 1999, if the Company had used current quoted future market rates to estimate the long-term portion of the reserve, the Company would have recorded an additional reserve of $60.4 million for the keep-whole commitment period.

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

13.    RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 during the first quarter of 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.
Fort Worth, Texas

We have reviewed the accompanying Condensed Consolidated Statement of Financial Position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of September 30, 1999, and the related Condensed Consolidated Statements of Income and Comprehensive Income for the three month and nine month periods ended September 30, 1999 and 1998, and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

October 25, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

SUMMARY FINANCIAL DATA

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                   1999                1998
                                                                               -------------        -----------
                                                                                     (Millions of dollars)
       Total operating revenues............................................       $ 463.1             $ 558.4
       Total operating expenses............................................         424.5               477.2
       Operating income....................................................          38.6                81.2
       Income (loss) from continuing operations............................          20.7               (13.1)
       Net income (loss)...................................................          20.7               (17.3)
       Earnings (loss) from continuing operations per share - diluted......          0.08               (0.06)
       Earnings (loss) per share - diluted.................................          0.08               (0.07)

     The Company recorded net income of $20.7 million in the third quarter of 1999, an increase of $38.0 million over third quarter results for 1998. Earnings per share of $0.08 for the third quarter of 1999 increased $0.15 from last year. Discontinued operations recorded a loss of $4.2 million in the third quarter of 1998.

                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $20.7 million for the third quarter of 1999 compared to a loss of $13.1 million in the same period of 1998. Earnings per share of $0.08 increased $0.14 per share. The increase was largely due to lower operating expenses and depreciation, depletion and amortization ("DD&A") expenses by $52.7 million, an $84.0 million favorable variance related to higher product prices, a $25.2 million after-tax tax settlement with Union Pacific Corporation ("UPC") and reduced interest expenses by $19.9 million. Lower sales volumes, however, resulted in a $69.7 million revenue reduction and the impairment of certain US Onshore properties resulted in a $65.6 million loss. Included in third quarter 1998 results was a $128.5 million gain on the sale of the Matagorda Island Block 623 Field and surrounding blocks (the "Matagorda property") compared to gains related to property sales of $26.1 million in 1999. The Company also recorded a $29.1 million after-tax foreign currency loss in 1998 compared to an $8.2 million gain this year.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                     1999               1998
                                                                                 -------------       ------------
                                                                                       (Millions of dollars)
     Segment operating income:
           Exploration and production......................................       $   26.4             $   67.4
           Minerals........................................................           32.3                 38.3
           Corporate/general and administrative............................          (20.1)               (24.5)
                                                                                  --------             --------
              Total........................................................       $   38.6             $   81.2
                                                                                  ========             ========


     Operating income decreased by $42.6 million to $38.6 million for the quarter. Exploration and production operating income decreased by $41.0 million to $26.4 million despite a 27 percent increase in product prices and a $39.8 million reduction in production and exploration expenses associated with lower sales volumes and a cost savings initiative implemented last year. These results, however, reflect a revenue reduction of $69.7 million due to lower sales volumes and a $65.6 million impairment charge related to certain properties in US Onshore. Gains on property sales declined $102.4 million from last year.

     Minerals operating income decreased $6.0 million, to $32.3 million, largely due to lower contract sales at Black Butte Coal Company ("Black Butte").

     General and administrative ("G&A") costs decreased $4.4 million, principally due to the reversal of a $3.5 million expense accrual to reflect the forfeiture of restricted stock awards by former employees and cost reduction programs.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                        1999                  1998
                                                                     -----------           ----------
                                                                           (Millions of dollars)
          Exploration and production revenues .....................     $403.0                $388.7
          Other oil and gas revenues ..............................       27.3                 130.9
                                                                        ------                ------
             Total operating revenues ................................   430.3                 519.6
                                                                        ------                ------
          Operating expenses:
             Production ...........................................      105.1                 113.2
             Exploration ..........................................       47.3                  79.0
             Depreciation, depletion and amortization .............      251.5                 260.0
                                                                        ------                ------
             Total operating expenses .............................      403.9                 452.2
                                                                        ------                ------
          Operating income ........................................     $ 26.4                $ 67.4
                                                                        ======                ======

OPERATING REVENUES

     Exploration and production revenues for the third quarter of 1999 increased by $14.3 million (4%) to $403.0 million due to the $84.0 million increase associated with higher product prices, net of $79.9 million for hedging losses on crude oil and natural gas. Lower sales volumes for the third quarter of 1999 reduced revenues by $69.7 million.

     Other oil and gas revenues were down $103.6 million, primarily due to the inclusion of the $128.5 million gain on the sale of the Matagorda property in 1998 results. Results in 1999 include gains of $26.1 million on property sales in US Onshore.


                                                                             Three Months Ended September 30,
                                                                          ---------------------------------------
                                                                           1999       1998       1999       1998
                                                                          ------     ------     ------     ------
                                                                          (without hedging)      (with hedging)
          Average price realizations - exploration and production:
            Natural gas (per Mcf) ...................................     $ 2.21     $ 1.62     $ 1.94     $ 1.62
            Natural gas liquids (per Bbl) ...........................      12.37       7.33      12.37       7.33
            Crude oil (per Bbl) .....................................      18.04      10.38      13.40      10.28
            Average (per Mcfe) ......................................       2.40       1.63       2.05       1.62


                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                       1999                  1998
                                                                    -----------           ----------
         Production volumes - exploration and production:
            Natural gas (MMcfd) ................................       1,270.0               1,491.6
            Natural gas liquids (MBbld) ........................          30.7                  33.2
            Crude oil (MBbld) ..................................         114.3                 152.8
            Total (MMcfed) .....................................       2,139.9               2,607.7

     Exploration and production sales volumes of 2,139.9 MMcfed decreased 467.8 MMcfed (18%) from 1998 results primarily due to production declines related to reduced capital spending levels during late 1998 and early 1999, as well as property sales. Property sales resulted in an approximate 120 MMcfed unfavorable variance.

     US Onshore realized a 249.5 MMcfed decline, with gains in the Rockies and Plains/Kansas providing growth that was more than offset by all other areas. The Rockies realized volume increases related to production from new drilling, while the Plains/Kansas realized volume increases related to the startup of the helium plant in the area. The decreases in other onshore areas were related to the reduction in capital spending and over 60 MMcfed from property sales. Canadian sales volumes were down 130.0 MMcfed (22%) to 468.4 MMcfed also due to production declines and property sales (approximately 28 MMcfed). Latin America realized a drop in sales volumes of 33.5 MMcfed (11%) to 273.3 MMcfed. Sales volumes decreased in US Offshore by 54.8 MMcfed largely due to property sales (approximately 29 MMcfed), primarily the sale of the Matagorda property, and production declines.

     Natural gas sales volumes decreased 221.6 MMcfd (15%) to 1,270.0 MMcfd, principally reflecting the sale of the Matagorda property in the third quarter of 1998, Canadian properties in late 1998, south Texas properties in early 1999 and the Deadwood property in east Texas in the second quarter of 1999. Also contributing to the sales volumes decrease were production declines for existing properties related to reduced capital spending levels.

     Natural gas liquid sales volumes decreased 2.5 MBbld (8%) to 30.7 MBbld. The decline was largely related to the sale of the Canadian Caroline property and the Matagorda property, partially offset by ethane recovery in 1999 in contrast to ethane rejection in 1998.

     Crude oil sales volumes of 114.3 MBbld decreased 38.5 MBbld (25%) from results for last year. The decrease reflects production declines due to lower capital spending. Property sales in US Onshore and Canada also contributed to the sales volume decline.

OPERATING EXPENSES

     Production expenses decreased $8.1 million (7%) to $105.1 million. Production costs on a per unit basis were $0.53 per Mcfe, up from $0.47 per Mcfe last year. Approximately $0.07 of the per Mcfe increase was due to higher production and property taxes. Lease operating expenses fell $21.1 million to $59.8 million, primarily due to property sales and cost reduction efforts that were initiated in late 1998. Domestically, these cost reduction efforts have reduced workover expenses, maintenance and repair costs, salt water disposal costs and personnel expenses, contributing to the reduction in overall costs of $13.4 million. Canadian and Latin American lease operating costs were down $5.0 million and $2.7 million, respectively. Lease operating expenses on a per unit basis dropped from $0.34 per Mcfe in 1998 to $0.30 per Mcfe.

     Production and property taxes increased $11.0 million from 1998 due to higher product prices in the US Onshore operations and increased Guatemalan government participation in crude oil revenues related to higher product prices. Production overhead costs increased $2.3 million from 1998 largely due to increased legal expenses that offset lower personnel costs related to the reductions in force.

     Exploration expenses decreased $31.7 million from the third quarter of last year. The decrease was primarily the result of the reduced capital spending program initiated in mid-1998. Dry hole expense was down $16.9 million, geologic and geophysical expenses dropped $10.7 million and delay rentals fell $2.3 million. Surrendered lease expense was essentially flat despite a $4.5 million charge for an impairment. Also contributing to the variance was reduced exploration overhead, down $1.4 million, largely due to lower personnel and computer costs.

     DD&A expenses decreased by $8.5 million. Included in 1999 results was $61.1 million related to the impairment of certain US Onshore properties. Excluding the impairment, lower sales volumes resulted in a reduction of $46.6 million, while lower per unit rates reduced DD&A by another $22.9 million. Also excluding the impairments, the 1999 per unit rates of $0.97 per Mcfe, compared to $1.08 per Mcfe last year. Overall 1999 per unit rates were lower primarily due to a lower depreciable asset base resulting from an asset impairment charge taken in December 1998.

MINERALS OPERATIONS

OPERATING INCOME

                                        Three Months Ended September 30,
                                        --------------------------------
                                           1999                   1998
                                        ---------               --------
                                               (Millions of dollars)
               Coal .................     $23.0                   $28.8
               Soda ash .............       8.4                     9.7
               Other ................       0.9                    (0.2)
                                          -----                   -----
                   Total ............     $32.3                   $38.3
                                          =====                   =====

     Minerals operating income decreased $6.0 million to $32.3 million, largely due to lower contract sales at Black Butte.

GENERAL AND ADMINISTRATIVE AND OTHER

     G&A expenses were favorable compared to third quarter 1998 by $4.4 million, primarily reflecting a $3.5 million expense reversal related to the forfeiture of restricted stock awards by former employees and cost reduction programs. G&A costs were down $1.5 million in Canada and declined $0.5 million in Latin America. G&A expenses on a per unit basis were flat at $0.10 per Mcfe.

     Other income of $8.7 million was $56.9 million higher than last year. Improving Canadian foreign currency exchange rates caused a $43.8 million gain over 1998 results on the remeasurement of U.S. dollar denominated monetary assets and liabilities in Canada. In addition, the Company's tax settlement with UPC included $20.5 million of interest income. Partly offsetting these benefits was a $13.0 million charge related to the revaluation of the firm transportation keep-whole obligation to Duke associated with the sale of the gathering, processing and marketing segment ("GPM Disposition").

     Interest expense for the quarter declined $19.9 million from 1998 to $52.6 million. The decrease principally reflects the debt reduction resulting from the GPM Disposition and the property divestiture program.

     The income tax benefit from continuing operations decreased $0.4 million from the 1998 tax benefit of $26.4 million to $26.0 million for 1999. The 1999 tax settlement with UPC enabled the Company to reevaluate its deferred tax reserves, and as a result, the Company recorded $11.9 million of deferred tax benefits related to the tax years covered by the settlement. In addition, 1999 taxes included $7.7 million of foreign currency gains related to the remeasurement of deferred tax liabilities in Guatemala and Venezuela. Higher pre-tax income in 1999 caused an offsetting increase in tax expenses of $19.6 million. Section 29 credits were $3.4 million in 1999, compared to $4.1 million last year.


                              RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

SUMMARY FINANCIAL DATA

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                -------------        ----------
                                                                                       (Millions of dollars)
       Total operating revenues ...........................................       $ 1,264.9           $ 1,468.1
       Total operating expenses ...........................................         1,143.2             1,338.9
       Operating income ...................................................           121.7               129.2
       Income (loss) from continuing operations ...........................            78.3               (22.2)
       Net income (loss) ..................................................           211.5                (3.4)
       Earnings (loss) from continuing operations per share - diluted .....            0.31               (0.09)
       Earnings (loss) per share - diluted ................................            0.85               (0.01)

     The Company recorded net income of $211.5 million for year-to-date 1999, an increase of $214.9 million over 1998 results. Earnings per share of $0.85 for the nine months ended September 1999 increased $0.86 from last year. The increase was largely due to the $157.0 million after-tax gain on the sale of the GPM segment to Duke Energy and improved results from continuing operations.

                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $78.3 million for year-to-date 1999 compared to a loss of $22.2 million in the same period of 1998. Earnings per share of $0.31 increased $0.40 per share. The increase was largely due to a $125.6 million reduction in production and exploration expenses, an $80.9 million reduction in DD&A expenses, a $25.2 million after-tax gain related to the UPC tax settlement and a $32.9 million after-tax gain related to the Canadian tax settlement. These items were partially offset by the $125.1 million reduction in exploration and production revenues, largely due to lower sales volumes. Other items that resulted in lower income include a reduction of $67.3 million related to gains from property sales, a $65.6 million impairment of certain properties in US Onshore, the $14.8 million charge due to the costs associated with the vesting of the January 1999 restricted stock awards and a $14.5 million restructuring charge taken in the first quarter of 1999.

SUMMARY OF SEGMENT FINANCIAL DATA

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                             1999                  1998
                                                           ---------             ---------
                                                                 (Millions of dollars)
Segment operating income:
           Exploration and production .................     $111.2                 $ 87.7
           Minerals ...................................       94.7                  113.7
           Corporate/general and administrative .......      (69.7)                 (72.2)
           Restructuring charge .......................      (14.5)                    --
                                                            ------                 ------
              Total ...................................     $121.7                 $129.2
                                                            ======                 ======

     Operating income decreased by $7.5 million to $121.7 million for the first nine months of 1999. Exploration and production operating income increased by $23.5 million to $111.2 million despite a twelve percent drop in sales volumes. Production and exploration expenses decreased by $125.6 million, associated with lower sales volumes, cost savings initiatives and the restructuring of the Company in the first quarter of 1999. Exploration and production DD&A expenses declined $142.4 million, excluding the $61.1 million charge related to the impairment, due to both lower sales volumes ($84.0 million) and reduced per unit rates ($58.4 million). Price improvements added $18.2 million to revenues. Lower sales volumes resulted in a revenue reduction of $143.3 million, while gains on property sales were down $67.3 million, largely due to the inclusion of the Matagorda property sale in 1998 results. Property sales in 1999 include the sale of the Caroline property in Canada and certain US Onshore properties.

     Minerals operating income decreased by $19.0 million to $94.7 million, primarily related to $12.1 million of lower Black Butte equity income. Also contributing to the decline were lower soda ash and coal royalties and the absence of a 1998 gain on a property sale.

     G&A costs decreased by $2.5 million, reflecting cost savings related to the reductions in force that occurred in late 1998 and early 1999, offset by $11.2 million of expense related to the vesting of the January 1999 restricted stock awards.

EXPLORATION AND PRODUCTION OPERATIONS

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                         1999                   1998
                                                       --------               --------
                                                            (Millions of dollars)
Exploration and production revenues ..............     $1,065.2               $1,190.3
Other oil and gas revenues .......................        104.0                  162.3
                                                       --------               --------
   Total operating revenues ......................      1,169.2                1,352.6
                                                       --------               --------
Operating expenses:
   Production ....................................        288.8                  337.2
   Exploration ...................................        152.4                  229.6
   Depreciation, depletion and amortization ......        616.8                  698.1
                                                       --------               --------
   Total operating expenses ......................      1,058.0                1,264.9
                                                       --------               --------
Operating income .................................     $  111.2               $   87.7
                                                       ========               ========

OPERATING REVENUES

     Exploration and production revenues decreased by $125.1 million (11%) to $1,065.2 million for the first nine months of 1999, due to a $143.3 million reduction associated with lower sales volumes. The decrease was slightly offset by an $18.2 million increase associated with higher product prices, net of $108.3 million for losses on hedging positions for 1999 in both crude oil and natural gas products. Other revenues realized a decrease of

$58.3 million, largely due to inclusion of the $128.5 million Matagorda property gain on sale in 1998 results which more than offsets gains from 1999 property sales.


                                                                    Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                  1999       1998       1999       1998
                                                                 ------     ------     ------     ------
                                                                 (without hedging)       (with hedging)
Average price realizations - exploration and production:
   Natural gas (per Mcf) ...................................     $ 1.84     $ 1.77     $ 1.71     $ 1.79
   Natural gas liquids (per Bbl) ...........................       9.90       8.09       9.90       8.09
   Crude oil (per Bbl) .....................................      13.58      10.72      11.60      10.76
   Average (per Mcfe) ......................................       1.94       1.74       1.78       1.75


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1999                1998
                                                                              -----------          ----------
      Production volumes - exploration and production:
         Natural gas (MMcfd)...............................................       1,302.7          1,452.7
         Natural gas liquids (MBbld).......................................          27.9             34.7
         Crude oil (MBbld).................................................         120.0            138.1
         Total (MMcfed)....................................................       2,190.1          2,489.7

     Exploration and production sales volumes of 2,190.1 MMcfed decreased 299.6 MMcfed (12%) from 1998 results, primarily due to the effect of property sales (approximately 178 MMcfed) and production declines related to reduced capital spending levels. Results for 1999 include nine months of sales volumes for Norcen Acquisition properties in 1999 compared to seven months in 1998.

     Latin American sales volumes improved 37.4 MMcfed over the first nine months of 1998. The inclusion of two additional months of sales volumes in 1999 more than offset the decline resulting from lower capital spending in Guatemala and Venezuela. Canadian sales volumes were down 42.9 MMcfed primarily related to the impact of property sales (approximately 71 MMcfed) that were partially offset by an additional two months of production. US Offshore production was down 52.9 MMcfed as the impact of property sales (approximately 46 MMcfed) and production declines offset the additional two months of production from Norcen Acquisition properties. US Onshore sales volumes were down 241.3 MMcfed, reflecting the decline in capital spending and effects of property sales. The portion of the US Onshore sales volume reduction attributable to property sales was approximately 61 MMcfed.

     Natural gas sales volumes decreased 150.0 MMcfd to 1,302.7 MMcfd, principally reflecting the sale of the Matagorda property in the third quarter of 1998 and other property sales, and production declines for existing properties, offset by the inclusion of two additional months of sales volumes from Norcen properties in 1999.

     Natural gas liquid sales volumes decreased 6.8 MBbld to 27.9 MBbld. The decline was largely related to the sale of the Matagorda property and the Canadian Caroline property during the last year and production declines, partially offset by improved natural gas liquids sales volumes due to ethane recovery in US Onshore for most of 1999.

     Crude oil sales volumes declined 18.1 MBbld to 120.0 MBbld for the first nine months of 1999. The decrease reflects production declines in Canada and US Onshore as well as property sales, offset by two additional months of Norcen property sales volumes in 1999. Latin America sales volumes improved 6.1 MBbld largely due to the inclusion of two additional months of Norcen production in 1999 versus 1998.

OPERATING EXPENSES

     Production expenses of $288.8 million for the first nine months of 1999 were down $48.4 million from 1998. Production costs per unit improved from $0.50 per Mcfe last year to $0.48 for 1999. Total lease operating expenses declined $50.4 million primarily due to property sales and cost reduction efforts that were initiated in late 1998. The reduction was significant considering that 1999 results include nine months of expenses related to Norcen Acquisition properties versus seven months in 1998. Lease operating expenses on a per unit basis dropped from $0.34 per Mcfe in 1998 to $0.30 per Mcfe. Production and property taxes increased $4.4 million from last year, reflecting increased product prices for US Onshore operations and higher Guatemalan governmental participation due to higher crude oil revenues, also related to higher prices. Production overhead costs were down $1.8 million from 1998, including $3.6 million of costs related to the January 1999 restricted stock awards. The majority of the overhead savings in 1999 were the result of lower personnel and related costs in connection with the recent reductions in force.

     Exploration expenses of $152.4 million were down $77.2 million from the first nine months of 1998, primarily reflecting the reduced capital spending program. Dry hole expense decreased by $40.9 million, geological and geophysical costs were $24.9 million lower and surrendered lease costs dropped $5.8 million, net of a $4.5 million charge for impairment of a south Louisiana property. Exploration overhead costs declined $4.0 million from lower personnel and computer costs caused by recent staff reductions.

     DD&A expenses declined $81.3 million from last year to $616.8 million for the first nine months of 1999. Included in the 1999 results is $61.1 million related to the impairment of certain US Onshore properties. Excluding the impairment, lower production volumes caused an $84.0 million reduction, while lower rates produced a $58.4 million decline. Per unit rates were down from $1.03 per Mcfe last year to $0.93 per Mcfe in 1999 largely as a result of the asset impairment write-down recorded by the Company in December 1998.

MINERALS OPERATIONS

OPERATING INCOME

                              Nine Months Ended September 30,
                              -------------------------------
                                1999                  1998
                              ---------             ---------
                                   (Millions of dollars)
Coal ....................      $ 70.8                 $ 86.2
Soda ash ................        22.3                   26.1
Other ...................         1.6                    1.4
                               ------                 ------
    Total ...............      $ 94.7                 $113.7
                               ======                 ======

     Operating income for Minerals was $94.7 million for the first nine months of 1999, down $19.0 million from last year. Equity income from the Black Butte joint venture declined $12.1 million, reflecting lower sales volumes. Coal royalty income decreased by $3.2 million from lower sales volumes as mining operations focused on federal sections, and soda ash royalties decreased $3.2 million. Results from 1998 include a $2.0 million gain on the sale of industrial minerals properties.

GENERAL AND ADMINISTRATIVE AND OTHER

     General and administrative expenses of $69.7 million were down $2.5 million from the first nine months of 1998. Included in 1999 costs were $11.2 million of expenses related to the January 1999 restricted stock awards. Offsetting these expenses were reductions in several cost categories reflecting savings from the late 1998 and early 1999 reductions in force, early retirement programs and the GPM Disposition. A restructuring charge of $14.5 million related to the Company's reorganization effort was recorded in the first quarter of 1999.

     Other income increased $74.3 million over 1998 to $41.4 million for the first nine months of 1999. Foreign currency gains of $30.0 million related to the remeasurement of U.S. dollar denominated monetary assets and liabilities in Canada caused the majority of the improvement compared to the inclusion in 1998 results of a $43.4 million charge for the same issue. Included in 1999 results was $27.6 million of interest income from the Canadian ($7.1 million) and UPC ($20.5 million) tax settlements that offset 1998 interest income of $8.2 million from excess cash reserves. There also was a charge of $13.0 million related to the revaluation of the firm transportation keep-whole agreement in 1999 results.

     Interest expense was $167.6 million for the first nine months of 1999, down $11.9 million from 1998. The decrease was primarily due to the retirement of debt with the proceeds from the GPM Disposition and other property sales. This reduction partially offset the effect of nine months of debt from the Norcen Acquisition in 1999 compared to only seven months during 1998.

     Income taxes were a benefit of $82.8 million in 1999 compared to a benefit of $61.0 million in 1998. Included in 1999 results were a $27.9 million benefit related to the Canadian tax settlement and a $11.9 million benefit related to the UPC tax settlement. Other benefits in 1999 included $25.5 million from the foreign currency remeasurement of deferred tax liabilities in Guatemala and Venezuela. These income tax benefits were offset by improvement in taxable income compared to last year. Section 29 credits of $10.2 million were recorded in 1999 compared to $12.3 million last year.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the first nine months of 1999 were the proceeds from the GPM Disposition and sales of other properties, proceeds from issuance of debt and cash provided by operations. Cash outflows for the first nine months of 1999 included repayment of commercial paper, capital investment and exploratory expenditures and cash used by discontinued operations.

     Cash from operations was $697.2 million for the first nine months of 1999, a $321.0 million decrease from the prior year period. The $180.9 million decrease in the changes in current assets and liabilities and the $275.2 million decrease in other non-cash charges were primarily the result of working capital and other miscellaneous assets and liabilities acquired in the Norcen Acquisition.

     Cash provided from investing activities was $1.1 billion for the first nine months of 1999, compared to a use of $3.3 billion in the first nine months of 1998. The Company received $1.36 billion on the 1999 GPM Disposition, while using $2.6 billion in 1998 for the Norcen Acquisition. Discontinued operations also required a use of cash of $202.4 million in 1999 compared to $176.7 million provided from discontinued operations last year.

                                                              Nine Months Ended September 30,
                                                              -------------------------------
CAPITAL AND EXPLORATORY EXPENDITURES                             1999                1998
                                                              -----------         -----------
                                                                   (Millions of dollars)
Exploration and production
      Exploration ................................               $   58.9           $  260.9
      Production .................................                  217.2              706.4
      Property purchases .........................                   13.8              112.6
                                                                 --------           --------
     Total exploration and production ............                  289.9            1,079.9

Minerals, G&A and other ..........................                    1.7               38.1
                                                                 --------           --------
     Sub-total continuing operations .............                  291.6            1,118.0
Norcen purchase price ............................                     --            2,634.3
                                                                 --------           --------
     Continuing operations .......................               $  291.6           $3,752.3
                                                                 ========           ========

Discontinued operations - GPM ....................               $   32.9           $   75.4

     Exploration and production capital spending was down $790.0 million to $289.9 million, principally reflecting the effort to control capital spending in light of depressed product prices earlier in 1999 and to achieve debt reduction goals. The major categories of capital spending included development drilling ($162.7 million), other development capital ($54.5 million) and exploratory drilling ($22.6 million). Exploration and development drilling by area included $102.7 million in the US Onshore, $23.7 million in the US Offshore, $44.4 million in Canada and $14.5 million in Latin America, including $11.5 million in Venezuela.

     Property purchases of $13.8 million in 1999 primarily reflected the purchase of a partner's interest in west Texas properties. Minerals, G&A and other capital was down $36.4 million to $1.7 million. Spending in 1998 included costs related to the Fort Worth office relocation.

     Cash flows from financing activities were a $1.7 billion use of cash for 1999 as the Company repaid $2.1 billion in debt, partially offset by the issuance of new debt. Cash provided from financing activities was $2.2 billion in 1998, as the Company financed its acquisition of Norcen through proceeds from debt issuance and commercial paper. In April 1999, the Company issued $200 million 7.3% Notes due April 15, 2009, and $300 million 7.95% Debentures due April 15, 2029. Proceeds from the issuance were used to reduce commercial paper borrowings.

     Also in April 1999, the Company's senior unsecured credit ratings were downgraded by Standard & Poor's to BBB-, and by Moody's to Baa3. Its commercial paper ratings were downgraded by Standard & Poor's to A3 and by Moody's to P3. Fitch IBCA has continued to rate the Company's senior unsecured credit with a BBB+ rating.

     The Company did not renew its $750 million 364 Day Competitive Advance/Revolving Credit Agreement after its expiration in October 1999. The Company's $750 million Five-Year Competitive Advance/Revolving Credit Agreement, entered into in October 1998, will remain in place.

     As of September 30, 1999, and December 31, 1998, the total capitalization of the Company was as follows:


                                                               September 30,  December 31,
                                                                   1999          1998
                                                               ------------   -----------
                                                                  (Millions of dollars)
Long-term and short-term debt:
      Commercial paper and other, net ......................     $  209.3      $2,351.9
      Notes and debentures .................................      2,725.0       2,225.0
      Capital lease obligations ............................         16.7          17.4
      (Discount) premium on notes and debentures - net .....         18.1           4.4
                                                                 --------      --------
         Total debt ........................................      2,969.1       4,598.7

Shareholders' equity .......................................        880.3         728.2
                                                                 --------      --------
      Total capitalization .................................     $3,849.4      $5,326.9
                                                                 ========      ========

Debt to total capitalization ...............................         77.1%         86.3%

     The Company anticipates total capital spending of approximately $450 million for 1999 and approximately $700 million for 2000, with focus on development projects that generate more immediate cash flow. At the end of the third quarter, the Company had commenced drilling three more Frontier horizontal wells in the Rockies area to delineate its earlier success. It also is continuing its low risk drilling program in the Deep Giddings field of the Austin Chalk. In US Offshore, the Company is negotiating with a party to reduce its capital exposure in the Gomez project by selling or transferring a portion of its working interest. The next Gomez well is planned to commence in the first half of 2000. In the fourth quarter, the Company plans several exploratory wells in south Louisiana, two exploratory wells and two horizontal development wells in Guatemala and an exploratory well in northeast British Columbia, Canada. Also in Canada, the Company has begun a 30 well heavy oil program for the fourth quarter 1999, which extends to approximately 100 wells in 2000.

     The Company plans to fund its operations and capital program primarily with cash generated from operations. While no significant oil and gas property sales are currently planned for the remainder of 1999, the potential exists for additional gains to be recognized related to properties sold earlier in 1999.

     Excluding property sales, production sales volumes are expected to decline in 1999 from 1998 levels, as a result of lower capital spending. The Company expects sales volumes to be approximately 2,160 MMcfed for 1999. With increased drilling activity in the second half of 1999 and higher capital spending for 2000, the Company expects to stabilize the production decline. The Company's ability to replace reserves in 1999 has been impacted by the postponement of the Gomez well until 2000, together with the production declines related to reduced capital spending. Therefore, the Company does not currently anticipate that it will fully replace reserves in 1999.

     Crude oil and natural gas prices have risen sharply since the beginning of 1999 and the outlook for the remainder of the year and into next year is favorable for both products. The Company expects to continue to experience commodity price fluctuations and manages a portion of its price risk with hedging activities; however, lower prices could affect expected future net income, cash flows and capital spending. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for information regarding the Company's hedging positions at September 30, 1999.

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

     o   Third-party suppliers, partners, customers and governmental entities

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

     In the third-party suppliers, partners, customers and governmental entities program area, the Company is continuing the process of monitoring and assessing the readiness of third parties. Approximately 400 third-party entities have been contacted in writing concerning their Year 2000 plans and readiness. The Company has also begun the process of monitoring Securities and Exchange Commission mandated disclosures of third parties. Remaining work includes follow-up evaluations of the readiness of "mission critical" third-party dependencies. Emphasis in this area has focused on business contingency planning in recognition of the uncertainties inherent in evaluating third-party readiness.

     In the fourth quarter of 1998, the Company began a formal process for business contingency planning that spans all of the above readiness program areas. This process includes, for each business area, (i) identifying critical dependencies, (ii) assessing exposures, (iii) identifying controllable vs. non-controllable factors and (iv) developing proactive prevention plans and reactive response plans. The Company essentially completed its initial Year 2000 business contingency plans as of July 1999, and completed a scheduled review and update of these plans in September 1999. To incorporate future changes in status information available from third parties, an additional update of these contingency plans is scheduled for November, 1999.

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

      Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers, partners and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that its Year 2000 Readiness Program has significantly reduced the possibility of significant interruptions of normal operations.

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


                           FORWARD LOOKING INFORMATION

     Certain information included in this report, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain projections and forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development activities, cost savings efforts, production activities and sales volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "could", "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

     Such forward looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or on behalf of the Company. The risks and uncertainties include generally the volatility of crude oil, natural gas and hydrocarbon-based financial derivative prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; competition in the oil and gas industry as well as competition from other sources of energy; the economics of producing certain reserves; demand for and supply of crude oil and natural gas; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. Additionally, unpredictable or unknown factors not discussed herein could have material adverse effects on actual results related to matters which are the subject of forward looking information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a result of the GPM Disposition, the Company has reduced its risk exposure in several areas. The Company now has lower plant volumes subject to price risk, lower risk relating to marketing activities for third party sales volumes and lower variable rate debt resulting from debt repayments using sales proceeds. However, credit risk exposure related to Duke has increased as a result of certain agreements made in connection with the GPM Disposition.

COMMODITY PRICE RISK -- NON-TRADING ACTIVITIES

    The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with price volatility, contractual commitments and other market variables. The Company's hedging approach is designed to respond to changing market conditions where practicable, while at the same time evaluating the need to protect against significant commodity price reductions. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted in response to changing market conditions and Company objectives.

    Utilization of the Company's hedging program may result in crude oil and natural gas prices varying from market prices. Due to these pricing differences, revenues were lower by $108.3 million, in the first nine months of 1999.

    The following table summarizes the Company's open positions at September 30, 1999, which hedge the Company's future crude oil and natural gas production:

                                                                        WEIGHTED AVG.                UNRECOGNIZED
                                      CONTRACT                          PRICE PER MCF    FAIR VALUE   GAIN/(LOSS)
  PRODUCT            TYPE           TIME PERIOD            VOLUME          OR BBL        (MILLIONS)   (MILLIONS)
  -------            ----           -----------            ------          ------        ----------   ----------
    Gas       Puts Purchased      Nov - Dec 1999          150MMcfd          $2.38         $  0.5        $ 0.5
    Gas       Calls Sold          Nov - Dec 1999          150MMcfd          $3.04           (1.5)        (1.5)
    Gas       Puts Purchased      Jan - Jul 2000          150MMcfd          $2.31            4.3          4.3
    Gas       Calls Sold          Jan - Jul 2000          150MMcfd          $2.85           (7.0)        (7.0)
    Gas       Puts Purchased      Aug - Sep 2000          250MMcfd          $2.25            1.7          1.7
    Gas       Calls Sold          Aug - Sep 2000          250MMcfd          $2.66           (3.2)        (3.2)
    Gas       Swaps               Nov - Dec 1999          100MMcfd           Var.           (0.3)        (0.3)
    Gas       Swaps               Jan - Mar 2000          100MMcfd           Var.           (0.3)        (0.3)
    Gas       Futures             Nov - Dec 1999          200MMcfd          $2.64           (2.5)        (2.5)
    Gas       Futures             Nov - Dec 1999            5MMcfd          $2.28           (0.2)        (0.2)
    Gas       Futures             Jan - Jul 2000          200MMcfd          $2.46           (8.0)        (8.0)
    Gas       Fixed Price         Oct - Dec 1999           20MMcfd          $2.12           (0.6)        (0.6)
    Gas       Fixed Price         Jan - Oct 2000           10MMcfd          $2.80            1.7          1.7
    Gas       Fixed Price         Jan - Dec 2000           10MMcfd          $1.54           (2.7)        (2.7)
    Gas       Fixed Price         Jan - Oct 2001           10MMcfd          $1.54           (2.0)        (2.0)
    Gas       Physical Call       Apr - Oct 2000           14MMcfd          $2.17           (0.1)         0.3

    Oil       Puts Purchased      Jan - Dec 2000         29.5MBbld         $17.00            7.5          7.5
    Oil       Calls Sold          Jan - Dec 2000         29.5MBbld         $21.46          (19.3)       (19.3)
    Oil       Swaps               Oct - Dec 1999           70MBbld         $14.51          (60.7)       (60.7)
    Oil       Swaps               Jan - Aug 2000            8MBbld         $18.96           (4.4)        (4.4)
    Oil       Swaps               Sep - Dec 2000            4MBbld         $18.81           (0.3)        (0.3)
    Oil       Swaps               Oct - Dec 1999            2MBbld         $16.08           (0.2)        (0.2)
    Oil       Swaps               Jan - Dec 2000            2MBbld         $16.08           (0.4)        (0.4)
    Oil       Fixed Price         Oct - Dec 1999            2MBbld         $18.38            0.1          0.1
    Oil       Fixed Price         Jan - Feb 2000            2MBbld         $18.38            0.0          0.0
    Oil       Fixed Price         Oct - Dec 1999            2MBbld         $15.64           (0.1)        (0.1)
    Oil       Fixed Price         Jan - Oct 2000            2MBbld         $15.64           (0.5)        (0.5)
    Oil       Fixed Price         Oct - Dec 1999            8MBbld         $18.28            0.1          0.1
    Oil       Fixed Price         Jan - Apr 2000            8MBbld         $18.28            0.3          0.3
    Oil       Fixed Price         Oct - Dec 1999            2MBbld         $18.83            0.0          0.0

                                                                                          ------       ------
                                                                        Totals:           $(98.1)      $(97.7)
                                                                                          ======       ======

    The following table summarizes the Company's closed positions at September 30, 1999, relating to the Company's natural gas production:

                                                                   UNRECOGNIZED
                                                                   GAIN/(LOSS)
  PRODUCT            TYPE            TIME PERIOD                    (MILLIONS)
  -------            ----            -----------                    ----------
    Gas            Options             Oct 1999                      $ (2.0)
    Gas         Futures/Swaps          Oct 1999                        (4.0)
                                                                     ------
                                                        Totals:      $ (6.0)
                                                                     ======

    At September 30, 1999, the Company had margin deposits of $56.1 million.

    The Company enters into financial contracts in conjunction with its alliance with South Jersey Resources Group, in which it has a 50% ownership interest. This alliance provides gas storage and customer service programs. The following table summarizes the alliance's open positions at September 30, 1999:

                                                                     WEIGHTED AVG.                   UNRECOGNIZED
                                     CONTRACT                            PRICE        FAIR VALUE      GAIN/(LOSS)
   PRODUCT           TYPE           TIME PERIOD        VOLUME           PER MCF       (MILLIONS)      (MILLIONS)
   -------           ----           -----------        ------           -------       ----------      ----------
     Gas       Futures/Swaps      Nov - Dec 1999        4.0Bcf           $3.16           $ 0.4          $ 0.4
               Purchased
     Gas       Futures/Swaps      Jan - Dec 2000        8.8Bcf           $3.00             1.6            1.6
               Purchased
     Gas       Futures/Swaps      Jan - Apr 2001        0.2Bcf           $3.17             0.1            0.1
               Purchased
     Gas       Futures/Swaps      Nov - Dec 1999        2.1Bcf           $3.28             0.2            0.2
               Sold
     Gas       Futures/Swaps      Jan - Dec 2000        5.8Bcf           $2.87            (1.2)          (1.2)
               Sold
                                                                                         -----          -----
                                                                         Totals:         $ 1.1          $ 1.1
                                                                                         =====          =====

     The Company was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the GPM segment sold to Duke. Most of these firm transportation contracts were transferred to Duke as part of the GPM Disposition. As part of the GPM Disposition, the Company has agreed to keep Duke whole if the transportation market value falls below the contract transportation rates, while Duke will pay the Company if the market value exceeds the contract transportation rates. This keep-whole commitment is in effect for the ten-year period commencing on March 31, 1999. The fair value of these contracts at September 30, 1999, was a loss of $106.2 million, which is included in other current liabilities and other long-term liabilities on the Condensed Consolidated Statement of Financial Position. The Company may adjust its reserve based on changes in current quoted future market rates or estimated long-term rates. Such adjustments could be significant. Management does not believe a meaningful, permanent change has occurred to transportation rates in the market place. However, at September 30, 1999, if the Company had used current quoted future market rates to estimate the long-term portion of the reserve, the Company would have recorded an additional reserve of $60.4 million for the keep-whole commitment period.

FOREIGN CURRENCY RISK

    The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at September 30, 1999:

                  NOTIONAL AMOUNT                           FAIR VALUE
      YEAR        (US$ MILLIONS)        FORWARD RATE     (US$ MILLIONS)
      ----        --------------        ------------     --------------
1999 .........     $    36.0               C$1.3535         $    (2.9)
2000 .........           8.0               C$1.3750              (0.5)
2004 .........          70.0               C$1.3630              (5.1)
                   ---------                                ---------
                   $   114.0                                $    (8.5)
                   =========                                =========

    As a result of the Norcen Acquisition, the Company acquired foreign currency forward exchange contracts with maturities through October 2004, and recorded a $15.5 million deferred liability representing the fair value of these contracts. This liability will be amortized over the terms of the applicable contracts. The unrecognized loss on foreign currency contracts at September 30, 1999, excluding the $2.7 million remaining unamortized deferred liability, was $5.8 million.

CREDIT RISK

    In conjunction with the GPM Disposition, on March 31, 1999, the Company entered into a swap transaction with Duke which in effect transferred all financial positions held by the GPM segment to Duke. As a result, the Company has eliminated all price/rate risk related to these positions, and is only subject to credit risk for amounts due from Duke or other counterparties under the terms of the swap transactions with Duke or the underlying swap transactions. At September 30, 1999, the Company's credit risk related to these positions was immaterial.

    To eliminate price risk associated with the forward sale transaction entered into by the Company in March 1999, the Company entered into a swap transaction that was in a closed position at September 30, 1999. At September 30, 1999, the unrealized gain relating to this financial transaction was $21.7 million.

    At September 30, 1999, the Company's largest credit risk associated with any single counterparty, represented by the net fair value of open contracts, was $7.0 million.

    In connection with the GPM Disposition, the Company entered into a long-term sales agreement with Duke, which obligates the Company to sell most of its domestic natural gas and natural gas liquids to Duke for a five-year period beginning on the date of the GPM Disposition. Prices received will be tied to the current market price for each product. As a result, a significant portion of the Company's credit risk will be with a single customer. Duke is currently considered a good credit risk; however, periodic credit evaluations will continue. Further, due to certain agreements with Duke, letter of credit and/or other assurances can be demanded under certain circumstances.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MINERAL RESERVATION LITIGATION

      In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in State District Court, Weld County, Colorado, to quiet title to minerals, including crude oil (in some of the lands) and natural gas. On June 23, 1997, the State District Court granted the Company's motion for summary judgment, holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable nonsurface substances, including oil and gas. The Colorado Court of Appeals affirmed the decision of the State District Court in granting the Company's motion for summary judgment on December 10, 1998 and then denied the surface owners' motion for rehearing. The surface owners then filed a Petition for Writ with the Colorado Supreme Court, which was granted in September, 1999. Oral arguments are expected to be heard during the first half of 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1     Form of Agreement relating to Change in Control by and between Union
         Pacific Resources Group Inc. and George Lindahl III, dated October 21,
         1999,           superceding and replacing the agreement dated
         February 4, 1997.

10.2     Settlement and Release Agreement by and between Union Pacific Resources
         Group Inc. and V. Richard Eales, effective September 1, 1999.

11       Computation of earnings per share.

12       Computation of ratio of earnings to fixed charges.

15       Awareness letter of Arthur Andersen LLP dated November 12, 1999.

27       Financial data schedule.

(b)      REPORTS ON FORM 8-K

                  On August 3, 1999, the Company filed a Current Report on Form 8-K under Item 5, containing (i) a press release issued by the Registrant on July 15, 1999, announcing the retirement of the Registrant's Chairman and Chief Executive Officer, Jack L. Messman and announcing that Mr. Messman was succeeded by George Lindahl III who the Board of Directors elected unanimously as Chairman of the Board, President and Chief Executive Officer and (ii) a press release issued by the Registrant on July 27, 1999, announcing the Company's financial results for the second quarter of 1999, including operating revenues, net income and certain other financial information.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1999




                                      UNION PACIFIC RESOURCES GROUP INC.
                                      (Registrant)


                                       /s/ Morris B. Smith
                                      ---------------------------------
                                      Morris B. Smith,
                                      Vice President and Chief Financial Officer
                                      (Chief Financial Officer and
                                        Duly Authorized Officer)

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
10.1                Form of Agreement relating to Change in Control by and between Union
                    Pacific Resources Group Inc. and George Lindahl III, dated October 21,
                    1999, superceding and replacing the agreement dated February 4, 1997.

10.2                Settlement and Release Agreement by and between Union Pacific Resources
                    Group Inc. and V. Richard Eales, effective September 1, 1999.

11                  Computation of earnings per share.

12                  Computation of ratio of earnings to fixed charges.

15                  Awareness letter of Arthur Andersen LLP dated November 12, 1999.

27                  Financial data schedule.