Form 10-K/A
period 1999-12-31
UNION PACIFIC RESOURCES GROUP INC
filed 2000-05-02
CIK 949061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                  FORM 10-K/A

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

               777 MAIN STREET
              FORT WORTH, TEXAS                                    76102
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (817) 321-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 Common Stock                             New York Stock Exchange

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a) DIRECTORS OF REGISTRANT

     The following sets forth certain information regarding the directors of the Company, including the office or positions held by the nominee in his or her principal occupation or employment since January 1995:

     H. Jesse Arnelle -- Of Counsel, Womble, Carlyle, Sandridge & Rice, law firm, Winston-Salem, North Carolina, since January 1998. Partner, Arnelle, Hastie, McGee, Willis & Greene, law firm, from January 1995 through October 1997. Director, Armstrong World Industries Inc., Eastman Chemical Co., FPL Group, Inc., Gannett Co., Inc., Textron Inc., Waste Management Inc. Director since November 1995. Age 66.

     Lynne V. Cheney -- Distinguished Fellow, the American Enterprise Institute for Public Policy Research, Washington, D.C., since 1993. Author and lecturer on public policy issues. Director, Exide Corporation, IDS Mutual Fund Group, Lockheed Martin Corporation, Reader's Digest Association. Director since November 1995. Age 58.

     Preston M. Geren III -- Attorney-at-law, Fort Worth, Texas, since August 1998. From January 1997 through August 1998, management consultant for Public Strategies, Inc. Congressman for the Texas Twelfth Congressional District of the U.S. House of Representatives from September 1989 to January 1997. Director since February 1997. Age 48.

     Lawrence M. Jones -- Retired Chairman and Chief Executive Officer, The Coleman Company, Inc., manufacturer of home and recreational products, Wichita, Kansas, since January 1994. Director, Airxcel, Inc. Director since November 1995. Age 68.

     Drew Lewis -- Former Chairman of the Company, and Former Chairman, Chief Executive Officer and Director of Union Pacific Corporation ("UPC"), a transportation company, Omaha, Nebraska. Chairman and Chief Executive Officer of UPC from May 1994 through December 1996. Chairman, President and Chief Executive Officer of UPC through May 1994. Director, American Express Company, FPL Group, Inc., Gannett Co., Inc., Millennium Bank. Director since August 1995. Age 68.

     George Lindahl III -- Chairman, President and Chief Executive Officer of the Company, Fort Worth, Texas, since July 1999. President and Chief Operating Officer of the Company from October 1996 until July 1999. Executive Vice President -- Operations of the Company from August 1995 until October 1996. Vice President -- Operations for Union Pacific Resources Company from October 1992 until August 1995. Director since July 1999. Age 53.

     Claudine B. Malone -- President, Financial & Management Consulting, Inc., management consulting firm, McLean, Virginia, since 1994. Director, Dell Computer Corporation, Hannaford Brothers Co., Hasbro, Inc., Houghton Mifflin Company, Lafarge Corporation, The Limited, Inc., Lowe's Companies, Mallinckrodt Inc., S.A.I.C. Director since November 1995. Age 63.

     John W. Poduska, Sr., Ph.D. -- Chairman, Advanced Visual Systems Inc., provider of visualization software, Boston, Massachusetts, since January 1992. Director, Cambridge Technology Partners (Massachusetts), Inc., eMerge Interactive, Inc., Number Nine Visual Technology Corporation, Safeguard Scientifics, Inc. Director since November 1995. Age 62.

     Michael E. Rossi -- Chairman, Shorestein Realty Service, a realty company, San Francisco, California, since November 1998. From August 1993 through June 1997, Vice Chairman of BankAmerica Corporation. Director, Del Webb Corporation. Director since June 1997. Age 55.

     Jeff Sandefer -- President, Sandefer Capital Partners L.P., an oil and gas investment firm, Austin, Texas, since 1995. Member of Faculty of University of Texas, Graduate School of Business, since 1990. Founder and Director of the Foundation for Entrepreneurial Excellence at the University of Texas since 1997. Director since October 1999. Age 39.

     Samuel K. Skinner -- Co-Chairman and Partner, Hopkins and Sutter, law firm, Chicago, Illinois, since November 1998. From February 1993 through April 1998, President of Unicom Corporation and Commonwealth Edison Company, a wholly owned subsidiary of Unicom Corporation. Director, ANTEC Corporation, LTV Corporation, Midwest Holdings Corporation, Navigant Consulting Inc., USFreightways Corporation. Director since October 1996. Age 61.

     James R. Thompson -- Partner, Chairman and Chairman of the Executive Committee, Winston & Strawn, law firm, Chicago, Illinois, for more than five years. Governor of Illinois from 1977 through 1991. Director, American National Can Co., FMC Corporation, Hollinger International Inc., Jefferson Smurfit Group
(PLC) Dublin, Metal Management Inc., Navigant Consulting Inc., Prime Group Realty Trust, Prime Retail, Inc. Member, International Advisory Council of the Bank of Montreal. Director since November 1995. Age 63.

(b) EXECUTIVE OFFICERS OF REGISTRANT

     Information concerning executive officers is presented in Part I of this report under Executive Officers of the Registrant.

(c) SECTION 16(a) COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and 10% shareholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company has determined that H. Jesse Arnelle inadvertently had three late filings related to the acquisition of an aggregate of 15.789 shares of Common Stock in nine dividend reinvestment transactions in a brokerage account between July 1996 and October 1998.

ITEM 11. EXECUTIVE COMPENSATION

(a) COMPENSATION OF OUTSIDE DIRECTORS

     Cash Compensation. Directors who are not employees of the Company ("outside directors") receive an annual retainer of $40,000. In addition, Committee Chairs receive annual retainers of $5,000 each. Retainers are paid to the outside directors in four equal installments at the end of each calendar quarter, with the fourth quarter payment forfeited if attendance at the Board and Committee meetings for the year is below 75%. Outside directors receive no additional meeting fees but are reimbursed for travel expenses incurred in conjunction with their attendance at Board and Committee meetings. Outside directors may defer cash compensation under the Deferred Compensation Plan for the Board of Directors ("Directors Deferred Compensation Plan"), as described below.

     Amended and Restated 1995 Directors Stock Incentive Plan. The Company adopted the 1995 Directors Stock Incentive Plan (formerly known as the 1995 Directors Stock Option Plan) as a mechanism to provide equity-based compensation to outside directors (the "1995 Directors Stock Incentive Plan"). Under the 1995 Directors Stock Incentive Plan as amended in July 1998, grants and awards of equity-based compensation to outside directors are made at the discretion of the Board.

     Additional amendments were adopted on January 21, 1999, to further clarify the Board's discretion with respect to future grants and awards under the 1995 Directors Stock Incentive Plan, to eliminate prospectively the automatic grant feature that had been adopted in March 1997 and, subject to shareholder approval, to increase the number of shares of Common Stock that could be issued under the 1995 Directors Stock Incentive Plan from 1,000,000 to 1,500,000 shares. The increase in the number of shares that could be issued was approved by the shareholders at the 1999 Annual Meeting of Shareholders.

     On March 2, 1999, each outside director was granted an option to purchase 16,500 shares of Common Stock at an exercise price of $9.44 per share. This option vested on the first anniversary of the grant date.

     A director who ceases service on the Board generally would only be permitted to exercise vested options under the 1995 Directors Stock Incentive Plan as of the date service is terminated, and unvested options would be forfeited; provided, however, that, in the event of a director's death, disability or mandatory retirement or in the event of a change in control of the Company, the unvested options would vest and become immediately exercisable (other than options that become exercisable upon the attainment of performance targets which, at the time of such director's death, disability, retirement or change in control, have not been met). In addition, a director must exercise his or her vested options within six months after the director's departure, except where the director is required to retire from the Board in accordance with the Company's mandatory retirement policy, in which case the director has five years in which to exercise the options, but in no event beyond the term of the option. The 1995 Directors Stock Incentive Plan permits directors to transfer options to members of their immediate families, either directly or through a trust or similar vehicle.

     At a meeting held on April 2, 2000, the Board approved a stock merger agreement with Anadarko Petroleum Corporation ("Anadarko"). Shareholder approval of the merger with Anadarko will constitute a change in control under the 1995 Director Stock Incentive Plan. The Board decided in connection with approval of the stock merger, and the consequent loss of Board seats which would occur as a result of the merger, to amend the 1995 Directors Stock Incentive Plan and, where necessary, any grant agreements made thereunder, to provide a director who is required to resign because of a change in control and who is not elected or appointed a director of Anadarko the same five-year post-termination period in which to exercise a vested option as afforded a director who is required to retire from the Board in accordance with the Company's mandatory retirement policy. As noted above, under the 1995 Directors Stock Incentive Plan, no director option can be exercised beyond its original 10-year term.

     Under the Anadarko merger agreement, the Company is required to take all actions as may be necessary to cause each unexpired and unexercised outstanding option granted or issued under any of its stock option plans (including the 1995 Directors Stock Incentive Plan) to be automatically converted at the effective date of the merger with Anadarko into an option to purchase shares of Anadarko common stock. The number of Anadarko shares subject to the converted option would equal the number of Company shares subject to the original option immediately prior to the merger (without regard to any actual restrictions on exercisability) multiplied by the Exchange Ratio (as defined) for the merger (rounded to the nearest share). The exercise price of the converted option would be equal to the exercise price of the original option divided by the Exchange Ratio (rounded to the nearest cent). All other terms and conditions of the converted option would be the same as the terms and conditions of the original option as they existed immediately before the merger, except that Anadarko would equitably adjust any applicable performance target under any original option to a comparable performance target under the converted option.

     Directors Deferred Compensation Plan. The Directors Deferred Compensation Plan is designed to allow outside directors to defer the receipt of compensation as directors, and consequently defer federal income taxes on their compensation as directors, provided elections are made timely by the director. Under the Directors Deferred Compensation Plan, an outside director may defer all or any portion of his or her cash compensation for services to either a Stock Unit Account or a Fixed Income Account.

     The Company credits an additional 25% to the account of any director who elects to have his or her cash compensation invested in the Stock Unit Account for a period of at least three years. The Company's matching contribution remains invested in the Stock Unit Account until the director terminates his or her services as a director of the Company.

     The Fixed Income Account earns interest compounded annually at a rate determined by the Treasurer of the Company in January of each year based on utility and corporate bond yields. The Stock Unit Account fluctuates in value based on changes in the price of Common Stock, and equivalents to cash dividends paid on the Common Stock are deemed to be reinvested in additional stock units.

     Distributions from the Fixed Income Account are made in cash. All distributions from the Stock Unit Account are made in whole shares of Common Stock, and fractional shares are paid in cash. For amounts in the Stock Unit Account, payment is to be made beginning in January following termination of service as a director. For amounts in the Fixed Income Account, payment is to be made at the election of the director either at the time of termination or beginning in the January following retirement from the director's principal occupation. Subject to the foregoing conditions, deferred compensation may be paid, at the election of the director, in either a lump sum or in up to 10 annual installments.

     During 1999, outside directors deferred $176,250 to Stock Unit Accounts under the Directors Deferred Compensation Plan. No amounts were deferred to Fixed Income Accounts.

(b) EXECUTIVE COMPENSATION

  Report on Executive Compensation

     The Compensation Committee (known as the Compensation and Corporate Governance Committee until January 2000) is composed of four independent non-employee directors ("outside directors") and is responsible for administering the executive officer compensation and stock ownership programs of the Company, subject to approval of executive officers' salaries by the Board of Directors (the "Board"). These programs consist of two elements, annual compensation and long-term incentive compensation. They are designed to provide payment for performance of assigned responsibilities and achievement of goals that support the Company's overall objective of enhancing shareholder value. We believe that this objective will be achieved only if the Company is able to attract and retain outstanding talent and, through a competitive compensation program, provide incentives tied to the creation of shareholder value.

     This Report on Executive Compensation describes the application of this philosophy to the Compensation Committee's decisions concerning compensation for 1999, and for the first quarter of 2000.

  Annual Compensation

     Annual compensation for executive officers consists of two components: base salary and annual incentive pay.

     Base Salary. The Compensation Committee reviews each executive officer's salary annually, taking into consideration a number of factors, including: (i) the executive officer's individual performance, (ii) the Company's performance,
(iii) the executive officer's position and responsibility, (iv) the executive officer's experience and expertise, (v) salaries at comparable companies, and
(vi) internal pay equity. In recommending salary adjustments to the Board, the Compensation Committee exercises subjective judgment applying no specific weights to the above factors. However, the Compensation Committee believes that base salaries that average at or near the median for comparable companies are generally appropriate as a frame of reference for base pay decisions. The base salary of each executive officer position for which comparable data is available is less than the median of the comparable position at comparable companies. Specific compensation for individual executive officers will vary from these levels as a result of the subjective judgment of the Compensation Committee and the Board. Comparable companies that we reference with respect to compensation for our executive officers include most of those companies in the peer group on the Performance Graph, as well as several other energy companies with which the Company competes for executive talent. Comparable companies were selected with the assistance of an independent consulting firm.

     Annual Incentive Pay. Annual incentive pay is awarded under the Executive Incentive Plan (the "EIP"). The EIP is a bonus program designed to tie executive officers' "at-risk" incentive pay specifically to the Company's performance. The EIP is administered by the Compensation Committee.

     The EIP establishes an incentive reserve account (the "Incentive Reserve Account") which may be funded annually based upon the incentive reserve funding formula outlined in the EIP. Under the EIP's incentive reserve funding formula, the Board may, at its discretion, credit the Incentive Reserve Account each year with such amount as it may determine, subject to a maximum amount for any year based on a specified percentage (from 0.25% to 0.5%) of earnings before interest, taxes, depreciation, depletion and amortization, and expensed exploration costs excluding exploration overhead ("Incentive Income"). The actual percentage of Incentive Income that may be credited is based upon a calculation of the Incentive Income Return on Average Annual Assets ("Incentive Return"). However, no contribution may be made to the Incentive Reserve Account if the Incentive Return does not meet a specified minimum. "Average Annual Assets" for purposes of computing Incentive Return is calculated as the average of: (1) total assets as shown on the consolidated financial statements of the Company at the beginning of each year; and (2) total assets as shown on the consolidated financial statements of the Company at the end of such year. Incentive Income is determined in accordance with generally accepted accounting principles, before giving effect to any provision for amounts to be credited to the Incentive Reserve Account. Incentive Income excludes results of discontinued operations and the effects of changes in accounting principles. Any amounts credited to the Incentive Reserve Account which are not awarded in a given year may be carried forward and awarded by the Compensation Committee to executive officers in future years during which the EIP remains in effect.

     As soon as practicable after the end of each year, or in December of any year, the Compensation Committee may issue awards under the EIP that do not exceed the unawarded balance in the Incentive Reserve Account. The maximum annual award which could have been made during 1999 under the EIP to executive officers whose compensation was subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), was 0.1325% of Covered Incentive Income for the Chief Executive Officer and 0.0662% of Covered Incentive Income for the four highest compensated executive officers other than the Chief Executive Officer. Covered Incentive Income is defined as the greater of Incentive Income for the year or Incentive Income for the first eleven months of the year. Individual awards will be determined in the subjective judgment of the Compensation Committee in amounts less than the maximum allowed under the EIP and will vary depending upon the evaluation of each executive officer's performance and the other factors described in the Base Salary discussion above. No specific weight is given to any one factor. The Compensation Committee believes that total cash compensation (including base salary and annual incentive pay), at or near the 75th percentile for comparable companies, is appropriate for the Compensation Committee to use as a frame of reference for compensation decisions.

  Long-Term Incentive Compensation

     The Compensation Committee believes that long-term incentive compensation should constitute a substantial portion of each executive officer's total compensation. Long-term incentive compensation provides incentives that encourage the executive officers to own and hold Common Stock, ties their long-term economic interests directly to those of the shareholders and helps the Company to recruit and retain qualified executive officers. The Company's long-term incentives currently include stock option grants and retention stock awards under the 1995 Stock Option and Retention Stock Plan (the "1995 Plan"). The Company also maintains specific stock ownership guidelines for its executive officers.

     The 1995 Plan. Stock options granted to executive officers are options to purchase shares of Common Stock in the future at an exercise price equal to or greater than the fair market value of the Common Stock on the date of the grant and, when vested, are exercisable for up to ten years from the date of grant ("Stock Options"). The 1995 Plan permits executive officers to transfer Stock Options to members of their immediate families, either directly or through a trust or similar vehicle. Retention stock awards are shares of Common Stock awarded to executive officers that are not transferable and are subject to forfeiture if the executive officer terminates employment before the vesting period lapses ("Retention Stock"). Dividends declared and paid on the Common Stock are also paid on the Retention Stock as compensation until such Retention Stock vests or is forfeited.

     Stock Options are granted and Retention Stock is awarded periodically, with the magnitude of the grant or award based upon an executive officer's position, experience, individual performance, base pay and surveys provided by independent consultants of the Company. The Compensation Committee generally believes that the value of Stock Options granted and Retention Stock awarded should be determined with reference to a multiple of the base salary of an executive officer. However, the Compensation Committee exercises subjective judgment with regard to the size of the grant or award. Salary multiples are recommended by an independent consulting firm engaged by the Company, subject to adjustment by the Compensation Commit-tee. The salary multiple used varies by the salary of the executive officer. Except to the extent that an executive officer is approaching the per-person limit under the 1995 Plan, the number of Stock Options already held by an executive officer and the number of shares of Retention Stock previously awarded are not factors considered in connection with a grant of Stock Options or an award of Retention Stock.

     In January 1999, the Compensation Committee evaluated the effectiveness of then-outstanding Stock Option grants and Retention Stock awards in achieving the Compensation Committee's executive compensation goals and concluded, based upon stock prices at that time, that larger than usual grants of Stock Options and awards of Retention Stock should be made to maintain a competitive compensation package and retain executive officers through the Company's restructuring period. The Compensation Committee approved a Stock Option grant based upon the independent consultant's salary multiple, which was determined at the 75th percentile of comparable companies. Additionally, in order to provide further incentives to help to retain executive officers, the Compensation Committee approved an award of Retention Stock equal to two-times the independent consultant's salary multiple. The Stock Options vested one year after the grant date, and the shares of Retention Stock were scheduled to vest in one-third increments over three years upon the first, second and third anniversaries of the award date, with the Retention Stock subject to accelerated vesting if certain stock price objectives were achieved. One-half of the shares of Retention Stock vested in April 1999, when the first stock price objective was achieved, and the remaining one-half vested in May 1999, when the second stock price objective was achieved.

     In January 2000, the Compensation Committee considered making additional grants of Stock Options based on the recommendation of the Company's independent consultant. At that time, the Committee determined to grant Stock Options to executive officers, and asked the Company's management to present its final Stock Option recommendations to the Committee for action at its next regularly scheduled meeting to be held on March 29, 2000.

     On March 29, 2000, the Compensation Committee granted Stock Options, effective March 30, 2000, in the following amounts to the following named executive officers: George Lindahl III, 330,000; Donald W. Niemiec, 90,000; Morris B. Smith, 90,000; Anne M. Franklin, 70,000; and John B. Vering, 80,000. In addition, the Committee granted an aggregate of 100,000 additional Stock Options to two other executive officers.

     Each of the Stock Options granted to executive officers was granted at 100% of the fair market value of a share of Common Stock on March 30, 2000, has a term of ten years and vests in one year, subject to acceleration in the event of a change in control under the executive's change in control agreement. Shareholder approval of the proposed stock merger with Anadarko Petroleum Corporation ("Anadarko") would constitute a change in control for purposes of these and other Stock Options held by executive officers. Under the Anadarko merger agreement, the Company is required to take all actions as may be necessary to cause each unexpired and unexercised Stock Option (including those under the 1995 Plan) to be automatically converted, at the Exchange Ratio (as defined) for the merger, into an option to purchase shares of Anadarko common stock (rounded to the nearest share), at an exercise price equal to the exercise price of the original option divided by the Exchange Ratio (rounded to the nearest cent), with any applicable performance target equitably adjusted.

     Stock Ownership Guidelines. The Company has established stock ownership guidelines for all executive officers to ensure that the financial interests of the executive officers remain aligned with those of the shareholders. The executive officers are expected to make continuing progress toward compliance with these guidelines. The guidelines range from a market value equal to two times salary for first level executive officers, to four times salary for the Chairman, President and Chief Executive Officer. Until the minimum ownership guideline is achieved, executive officers are expected to retain 50% of the Common Stock received upon the exercise of Stock Options, net of taxes and cost of exercise, and 50% of all shares held as the result of the vesting of Retention Stock awards, net of taxes. Once the ownership guideline is exceeded, an executive officer may sell up to the greater of 50% of the Common Stock received, net of taxes and cost of exercise, or shares equal to the market value in excess of the guidelines.

  Policy Regarding Section 162(m) of the Internal Revenue Code

     Section 162(m) of the Code generally limits the ability of the Company to take a federal income tax deduction for compensation, except for qualified performance-based compensation, paid to the Chief Executive Officer or the four most highly compensated executive officers other than the Chief Executive Officer. Section 162(m) applies only to persons holding such positions at the end of the year. Awards under the EIP and Stock Option grants under the 1995 Plan are believed to qualify as performance-based compensation under Internal Revenue Service rules. Awards of Retention Stock under the 1995 Plan generally do not qualify as performance-based under the regulations; provided, however, that, if the right to receive Retention Stock or the vesting of the Retention Stock is conditioned upon the achievement of specified performance criteria, such Retention Stock may be treated as performance-based. While the Compensation Committee seeks to utilize deductible forms of compensation to the extent practicable, the Committee does not believe that compensation decisions should be constrained necessarily by how much compensation is deductible for federal income tax purposes. During 1999, the Company exceeded the limits for deductibility of compensation that is not performance-based with respect to Mr. Lindahl, Mr. Niemiec, Mr. Smith and Ms. Franklin. The limits were exceeded in 1999 due to the accelerated vesting of the Retention Stock granted in January 1999.

  CEO Compensation

     Until July 15, 1999, Jack L. Messman served as Chairman of the Board and Chief Executive Officer of the Company. He retired from the Company effective September 21, 1999. Mr. Messman's annualized base pay for 1999 was $836,000, which was at the 50th percentile of comparable companies. Mr. Messman retired from the Company prior to the 1999 award of annual incentive pay under the EIP. In January 1999, Mr. Messman was granted a Stock Option to purchase 158,128 shares of Common Stock that would have vested on the first anniversary of the grant date. The January 1999 Stock Option grant expired upon Mr. Messman's retirement from the Company. Additionally, Mr. Messman was awarded 494,169 shares of Retention Stock in January 1999 that were scheduled to vest in one-third increments over three years upon the first, second and third anniversaries of the award date, subject to accelerated vesting if certain stock price objectives were achieved. One-half of the shares of Retention Stock vested in April 1999, when the first stock price objective was achieved, and the remaining one-half vested in May 1999, when the second stock price objective was achieved.

     Upon Mr. Messman's resignation as Chairman of the Board and Chief Executive Officer, George Lindahl III, who had been the Company's President and Chief Operating Officer, was named Chairman of the Board, President and Chief Executive Officer effective July 16, 1999. Mr. Lindahl's compensation package is designed to encourage short- and long-term performance aligned with the interests of shareholders. In 1999, the majority of his compensation was "at risk," consisting of an EIP award, Retention Stock and Stock Options.

     In connection with Mr. Lindahl's election as the Chairman of the Board and Chief Executive Officer, his base pay was increased approximately 35% to $700,000, which is below the 25th percentile for comparable companies. Mr. Lindahl's base pay for 2000 has not been adjusted. For 1999, he received an annual incentive payment under the EIP of $600,000. Mr. Lindahl's total cash compensation is slightly below the 50th percentile for comparable companies. Mr. Lindahl was granted a Stock Option in January 1999 to purchase 186,011 shares of Common Stock that vested one year after the grant date. Additionally, Mr. Lindahl was awarded 214,946 shares of Retention Stock in January 1999 which were scheduled to vest in one-third increments over three years upon the first, second and third anniversaries of the award date, subject to accelerated vesting if certain stock price objectives were achieved. One-half of the shares of Retention Stock vested in April 1999, when the first stock price objective was achieved, and the remaining one-half vested in May 1999, when the second stock price objective was achieved. As stated above, as Chairman, President and Chief Executive Office, Mr. Lindahl was granted a Stock Option to purchase 330,000 shares of Common Stock on March 30, 2000, scheduled to vest in one year, subject to acceleration in the event of a change in control.

     The determination of Mr. Lindahl's compensation was based on the application of the policies described above that are applicable to all executive officers. In applying these policies to Mr. Lindahl's base salary for 2000, the Compensation Committee took into consideration his short tenure in the position of Chairman of the Board and Chief Executive Officer, and the salary adjustment that he had just received in July 1999, when he assumed his new responsibilities, and did not adjust his base salary for 2000. Based upon these considerations, the Compensation Committee determined that it was appropriate for his compensation to be below the target levels discussed above. In applying these policies to Mr. Lindahl's incentive payment under the EIP, the Compensation Committee considered several significant accomplishments by Mr. Lindahl during 1999. He initiated and completed an aggressive cost-reduction program throughout all levels of the Company and initiated a process to refocus the Company on capital efficiency. In addition, his efforts were instrumental in reducing the Company's debt by over $2 billion. These measures contributed significantly to the Company's improved financial performance in 1999. Mr. Lindahl assumed the leadership of the Company during a period of extensive restructuring and was instrumental in improving dialog and communication with employees and shareholders. The Compensation Committee believes that Mr. Lindahl's compensation is appropriate compared to CEOs of comparable companies, especially after taking into consideration the length of time he has served as Chairman of the Board and Chief Executive Officer.

                           The Compensation Committee

                              Preston M. Geren III
                      John W. Poduska, Sr., Ph.D. (Chair)
                                Michael E. Rossi
                               James R. Thompson

                           SUMMARY COMPENSATION TABLE

     The following table provides a summary of compensation during the last three calendar years for the Company's current Chief Executive Officer, and the other four most highly compensated current executive officers, as well as for the former Chief Executive Officer who served in that position from January 1, 1999 until July 15, 1999, and one executive officer who would have been one of the four most highly compensated executive officers, but was not employed by the Company at the end of 1999:

                                                                               LONG-TERM COMPENSATION
                                                                                       AWARDS
                                                                              -------------------------
                                              ANNUAL COMPENSATION              RETENTION     SECURITIES
                                    ---------------------------------------   (RESTRICTED)   UNDERLYING
                                                             OTHER ANNUAL        STOCK         OPTION        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY      BONUS      COMPENSATION(1)    AWARDS(2)       GRANTS     COMPENSATION(3)
---------------------------  ----   --------   ----------   ---------------   ------------   ----------   ---------------
George Lindahl III,.......   1999   $601,010   $  600,000      $    651        $2,028,553     186,011         $45,265
  Chairman, President &      1998    491,021      455,000         1,259                 0     170,000          38,185
  CEO                        1997    403,862      650,000        94,919           124,461           0          30,227
Donald W. Niemiec,........   1999    354,250      243,750           287         1,121,845     102,869          27,552
  Vice President --          1998    334,521      260,000           943                 0      84,000          26,021
  Marketing & Corporate      1997    253,995      295,000       142,110            75,734           0          18,497
  Development
Morris B. Smith,..........   1999    309,500      243,750           257           980,122      89,874          25,680
  Vice President, CFO        1998    292,958      220,000         4,085                 0      64,000          24,350
  & Treasurer                1997    229,605      240,000        71,928            46,750           0          18,028
Anne M. Franklin,.........   1999    305,250      225,000           453           966,664      88,640          20,970
  Vice President -- People   1998    288,771      210,000        10,638                 0      62,000          19,813
                             1997    192,347      270,000        85,729             7,944           0          12,946
John B. Vering,...........   1999    255,000      225,000         2,925           657,794      60,317          18,878
  Vice President -- Canada   1998    227,500      210,000        18,666                 0      36,000          16,730
                             1997    183,903      235,000        80,645            47,798           0          13,314
Jack L. Messman,(4).......   1999    604,833            0           689         4,663,720     158,128          55,830
  Former Chairman            1998    803,000      980,000         8,711                 0     280,000          78,320
  & CEO                      1997    713,723    1,400,000        71,492           464,304      61,500          63,373
V. Richard Eales,(5)......   1999    262,148      236,000           149         1,492,427     136,850          28,730
  Former Executive Vice      1998    371,333      340,000        12,946                 0     100,000          41,710
  President                  1997    267,195      375,000       105,231           962,520           0          22,882

---------------

(1) Other Annual Compensation for 1999 includes: the 25% match on cash deferrals of salary or bonus into a Stock Unit Account in 1999 under the Executive Deferred Compensation Plan (Mr. Vering, $2,188); reimbursements for Medicare tax on the Supplemental Thrift Plan match by the Company (Mr. Lindahl, $651; Mr. Niemiec, $287; Mr. Smith, $221; Ms. Franklin, $214; Mr. Vering, $139; Mr. Messman, $689; Mr. Eales, $149) and reimbursements for Medicare tax on the Company match on cash deferrals of salary or bonus into a Stock Unit Account under the Executive Deferred Compensation Plan (Mr. Smith, $36; Ms. Franklin, $239; Mr. Vering, $598). Perquisites and other personal benefits for 1999 for each of the named executive officers did not exceed the lesser of $50,000 or 10% of the aggregate salary and bonus reported for the executive officer and, therefore, have not been included. Other Annual Compensation for Mr. Eales in 1998 has been restated to correct an overstatement previously reported as the 25% match on cash deferrals into a Stock Unit Account under the Executive Deferred Compensation Plan. In 1999, it was determined that the Company had overpaid the reimbursements for Medicare tax on the Supplemental Thrift Plan match by the Company in 1997 and 1998. Consequently, Other Annual Compensation amounts for Mr. Lindahl in 1998, Mr. Smith in 1997 and 1998 and Mr. Eales in 1997 and 1998 have been restated to adjust for the overpayment and to reflect the amount that should have been credited in each year. Amounts earned on the overpayments were retained by the named executive officer.

(2) The values of the Retention (Restricted) Stock Awards that are presented in the table are based on the value of the Common Stock as of the date awarded. The shares of Retention (Restricted) Stock awarded in 1999 (Mr. Lindahl, 214,946; Mr. Niemiec, 118,871; Mr. Smith, 103,854; Ms. Franklin, 102,428;

    Mr. Vering, 69,700; Mr. Messman, 494,169; Mr. Eales, 158,138) were scheduled to vest in one-third increments over a three-year period commencing one year after the date of award, subject to accelerated vesting of one-half of the shares upon the achievement of a first stock price objective and accelerated vesting of the remaining one-half upon achievement of a second stock price objective. Both stock price objectives were achieved during 1999, and the shares vested. As of December 31, 1999, the aggregate number of shares of unvested Retention (Restricted) Stock held and the value thereof were: Mr. Lindahl, 60,000 shares, $742,500; Mr. Niemiec, 30,000 shares, $371,250.
    Dividends on the Retention (Restricted) Stock are payable at the same rate as dividends on Common Stock. The Retention (Restricted) Stock awards for 1997 include the grant of an additional 10% of the number of shares of Retention (Restricted) Stock that would have vested in 1997, in consideration of the deferral in 1997 of the vesting of such Retention (Restricted) Stock until 1998 (Mr. Lindahl, 5,024 shares; Mr. Niemiec, 3,066 shares; Mr. Smith, 1,890 shares; Ms. Franklin, 307 shares; Mr. Vering, 1,940 shares; Mr. Messman, 14,298 shares). Such additional 10% of the Retention (Restricted) Stock vested in 1998. Additionally, in June 1997, Mr. Messman was awarded 3,405 shares of Retention (Restricted) Stock which vested in equal increments over a two-year period, commencing on June 3, 1998.

(3) All Other Compensation in 1999 consists of the Company match of Thrift Plan contributions (Mr. Lindahl, $36,061; Mr. Niemiec, $21,255; Mr. Smith, $18,570; Ms. Franklin, $18,315; Mr. Vering, $15,300; Mr. Messman, $37,620;
    Mr. Eales, $15,640); executive life insurance premiums (Mr. Lindahl, $9,204; Mr. Niemiec, $6,297; Mr. Smith, $7,110; Ms. Franklin, $2,655; Mr. Vering, $3,578; Mr. Messman, $18,210; Mr. Eales, $12,070); and health insurance premiums (Mr. Eales, $1,020). In 1999, it was determined that the Company had overpaid the Supplemental Thrift Plan Company match in 1997 and 1998. Consequently, All Other Compensation amounts for Mr. Lindahl in 1998, Mr. Smith in 1997 and 1998 and Mr. Eales in 1997 and 1998 have been restated to adjust for the overpayment and to reflect the amount that should have been credited in each year. Amounts earned on the overpayments were retained by the named executive officer.

(4) Mr. Messman resigned as Chairman of the Board and Chief Executive Officer effective July 15, 1999, and retired from the Company effective September 21, 1999.

(5) Mr. Eales served as Executive Vice President until September 1, 1999, when he left the Company.

                            1999 OPTION GRANT TABLE

     The following table sets forth information concerning individual grants of stock options during 1999 to the named executive officers. Stock appreciation rights were not granted in 1999:

                                                   INDIVIDUAL OPTION GRANTS
                               -----------------------------------------------------------------
                               NUMBER OF
                               SECURITIES     % OF TOTAL
                               UNDERLYING   OPTIONS GRANTED                           GRANT DATE
                                OPTIONS     TO EMPLOYEES IN   EXERCISE   EXPIRATION    PRESENT
NAME                           GRANTED(1)     FISCAL YEAR      PRICE        DATE       VALUE(2)
----                           ----------   ---------------   --------   ----------   ----------
George Lindahl III...........   186,011            8%          $9.44      01/21/09    $1,099,325
Donald W. Niemiec............   102,869            5%           9.44      01/21/09       607,956
Morris B. Smith..............    89,874            4%           9.44      01/21/09       531,155
Anne M. Franklin.............    88,640            4%           9.44      01/21/09       523,862
John B. Vering...............    60,317            3%           9.44      01/21/09       356,473
Jack L. Messman..............   158,128            7%           9.44      01/21/09       934,536
V. Richard Eales.............   136,850            6%           9.44      01/21/09       808,783

---------------

(1) These options vested on January 21, 2000, except as follows: Mr. Messman's options terminated on September 21, 1999, when he retired from the Company, and the vesting of approximately 60% of the grant to Mr. Eales was accelerated on September 1, 1999, in connection with his departure.

(2) Calculated in accordance with the Black-Scholes option pricing model. The assumptions used in such option pricing model are: expected volatility, 60.6%; expected dividend yield, 1.59%; expected option term, ten years; and risk-free rate of return, 6.4%.

                 1999 OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth individual exercises of stock options during 1999 and the year-end values of options to purchase Common Stock held by the named executive officers:

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED         VALUE OF IN-THE-MONEY
                            SHARES                     OPTIONS AT YEAR-END           OPTIONS AT YEAR-END
                          ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                       EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -----------   --------   -----------   -------------   -----------   -------------
George Lindahl III......    43,066      $105,081      534,668       356,011        $40,058       $557,568
Donald W. Niemiec.......         0             0      240,105       186,869              0       $308,350
Morris B. Smith.........         0             0      176,373       153,874              0       $269,397
Anne M. Franklin........         0             0       92,116       150,640              0       $265,698
John B. Vering..........    12,305        27,717      178,633        96,317        $16,690       $180,800
Jack L. Messman.........         0             0    1,160,239             0              0              0
V. Richard Eales........    95,089       452,230          0/0             0              0              0

EXECUTIVE DEFERRED COMPENSATION PLAN

     The Executive Deferred Compensation Plan is designed to allow executives to defer receipt of certain compensation, and consequently defer federal income taxes. For 2000, executive officers are permitted to defer up to 100% of their annual bonus and 100% of their base salary in excess of $170,000, gains on options to purchase Common Stock and awards of Retention (Restricted) Stock, into Stock Unit Accounts and other investment accounts to be established from time to time by the Compensation Committee. For such deferrals to be effective, the executive officer must make a timely election. Under the Executive Deferred Compensation Plan, the Company will credit an additional 25% to the Stock Unit Account of any executive officer who elects to defer his or her base salary or bonus into the Stock Unit Account for a period of at least three years. The Company's matching contribution will remain invested until the officer terminates employment with the Company.

DEFINED BENEFIT PLANS

     Pensions are provided through the Pension Plan for Employees of Union Pacific Resources Group Inc. and Affiliates (the "Basic Plan"), and the Supplemental Pension Plan for Exempt Salaried Employees of Union Pacific Resources Company and Affiliates (the "Supplemental Plan"). The amount of the annual pension benefit from all sources is based upon average annual compensation for the 36 consecutive months of highest regular compensation (including up to three cash incentive payments within the 36-month period) within the 120-month period immediately preceding retirement ("final average earnings"). Regular compensation for this purpose is the aggregate amount reflected in the Salary and Bonus columns of the Summary Compensation Table. The credited years of employment for each of the individuals named in the Summary Compensation Table are as follows: Mr. Lindahl 12, Mr. Niemiec 17, Mr. Smith 23, Ms. Franklin 4, Mr. Vering 22, Mr. Messman 19 and Mr. Eales 8.

     The Supplemental Plan is a non-contributory plan. Unlike the Basic Plan, the Supplemental Plan provides for (1) the grant of additional years of employment and deemed age to executive officers and certain non-officer executives, (2) the inclusion of deferred incentive compensation and earnings in excess of the limits contained in the Internal Revenue Code of 1986, as amended (the "Code"), in the calculation of final average earnings, and (3) benefits in excess of the limitations provided for under the Code. Each of Mr. Lindahl, Mr. Niemiec, Mr. Smith, Ms. Franklin, Mr. Vering, Mr. Messman and Mr. Eales has accrued benefits under the Supplemental Plan.

     Consistent with prior practice when the Company was a wholly owned subsidiary of Union Pacific Corporation ("UPC"), the Company periodically purchases annuities to satisfy certain unfunded obligations under the Supplemental Plan. These purchases reduce the Company's obligations under the Supplemental Plan. The Company did not purchase any annuities for the named executive officers in 1999. The benefits in the following Pension Plan Table will be reduced for any executive for whom an annuity was purchased by an amount calculated so that the expected aggregate amount received by the executive from the annuity and the Supplemental Plan, net of federal income taxes, will be the same as the amount that would have been received from the Supplemental Plan, net of federal income taxes, if the annuity had not been purchased.

     The estimated annual benefits payable under the Basic Plan and the Supplemental Plan at normal retirement at age 65 based upon final average earnings and years of employment are illustrated in the following table:

                               PENSION PLAN TABLE

   FINAL
  AVERAGE     15 YEARS OF   20 YEARS OF   25 YEARS OF   30 YEARS OF   35 YEARS OF   40 YEARS OF
 EARNINGS     EMPLOYMENT    EMPLOYMENT    EMPLOYMENT    EMPLOYMENT    EMPLOYMENT    EMPLOYMENT
 --------     -----------   -----------   -----------   -----------   -----------   -----------
$ 200,000      $ 47,398      $ 63,198     $   78,997    $   94,796    $  103,926    $  113,055
   400,000       97,408       129,878        162,347       194,816       213,946       233,075
   600,000      147,418       196,558        245,697       294,836       323,966       353,095
   800,000      197,428       263,238        329,047       394,856       433,986       473,115
 1,000,000      247,438       329,918        412,397       494,876       544,006       593,135
 1,200,000      297,448       396,598        495,747       594,896       654,026       713,155
 1,400,000      347,458       463,278        579,097       694,916       764,046       833,175
 1,600,000      397,468       529,958        662,447       794,936       874,066       953,195
 1,800,000      447,478       596,638        745,797       894,956       984,086     1,073,215
 2,000,000      497,488       663,318        829,147       994,976     1,094,106     1,193,235
 2,200,000      547,498       729,998        912,497     1,094,996     1,204,126     1,313,255
 2,400,000      597,508       796,678        995,847     1,195,016     1,314,146     1,433,275
 2,600,000      647,518       863,358      1,079,197     1,295,036     1,424,166     1,553,295

The benefits in the foregoing Pension Plan Table would be paid in the form of a life annuity with a 50% surviving spouse benefit and reflect offsets for Social Security.

CHANGE IN CONTROL AGREEMENTS FOR EXECUTIVE OFFICERS

     The Board has approved change in control agreements for executive officers, including the current Chief Executive Officer and the other four most highly compensated current executive officers. In the event of a "change in control" (as hereinafter defined), if the executive officer is involuntarily terminated without "cause" (as hereinafter defined) or terminates employment for "good reason" (as hereinafter defined) within 36 months following the change in control (a "qualified termination"), such executive officer will receive severance compensation.

     The following discussion first describes the terms of the change in control agreements for executive officers as they existed prior to the Board's approval of certain amendments to those agreements on April 2, 2000, in connection with the approval of the stock merger agreement with Anadarko. The amendments are then described.

     In connection with Mr. Lindahl's election as Chairman of the Board, President and Chief Executive Officer on July 16, 1999, he was given a new change in control agreement entitling him to receive severance compensation equal to three times his base salary and three times the average of his bonuses for the preceding two years. His prior agreement entitled him to receive severance compensation equal to two and one-half times his base salary and two and one-half times the average of his bonuses for the preceding two years. Each of Mr. Niemiec, Mr. Smith, Ms. Franklin and Mr. Vering, each a Vice President, is entitled to receive severance compensation equal to two times his or her respective base salary and two times the average of his or her respective bonuses for the preceding two years.

     Immediately upon a change of control, and without any requirement for a qualified termination, all stock options then held by the executive officer become fully exercisable (other than stock options that become exercisable upon the attainment of performance targets which, at the time of the change in control, have not been met) and all restrictions pertaining to any shares of Retention (Restricted) Stock then held by the executive officer immediately lapse or are deemed fully satisfied (other than Retention (Restricted) Stock that vests upon the attainment of performance targets which, at the time of the change of control, have not been met). In the event of a qualified termination within 36 months following a change in control, the executive officers, in addition to the benefits described above, (1) are entitled to an acceleration of the exercisability of all stock options and the lapsing of all restrictions on Retention (Restricted) Stock awards without regard to whether the exercisability of such stock options or the vesting of such Retention (Restricted) Stock was conditioned on the attainment of performance targets which, at the time, had not yet been met, (2) will have the shorter of five years following such qualified termination, or the remaining term of a stock option, within which to exercise such stock option, (3) are entitled to receive continuation of all life, disability, accident and health insurance for 24-36 months following termination and (4) will be deemed to have an additional 24-36 months of benefit credit under the Supplemental Plan and Supplemental Thrift Plan either as part of the benefit otherwise payable or in a lump sum. There is a gross-up provision for excise taxes, as described below, and no requirement for the executive officer to mitigate the Company's obligation to pay benefits by seeking other employment, nor will benefits be reduced as a result of compensation from subsequent employers.

     Section 280G of the Code denies a deduction to a corporation making an "excess parachute payment" to a "disqualified person." A "disqualified person" includes, among other individuals, any executive officer of the corporation. The term "excess parachute payment" means a payment equal to the excess of any "parachute payment" over the relevant "base amount." A "parachute payment" is any payment (in cash, property or fringe benefits) in the nature of compensation (i.e., in recognition of services) to a disqualified person which (i) is made contingent on a change in control and (ii) equals or exceeds three times the disqualified person's base amount (i.e., average total compensation paid over a five-year period). Thus, for example, if an executive officer's base amount were $100,000, then a change in control payment of $300,000 would be deemed a parachute payment and $200,000 would be the "excess" portion of the parachute payment (i.e., the amount by which the parachute payment exceeds the base amount). In such case, the corporation would not be entitled to deduct the $200,000 excess amount, and the disqualified person would be subject to a 20% excise tax on such amount, in addition to the ordinary income tax rate which would apply to such payment (39.6% if the person is in the highest tax bracket). The change in control agreements provide a gross-up provision that essentially negates the impact of the 20% excise tax. In addition, the Company will reimburse the executive officer for all legal fees and expenses incurred in connection with the enforcement of his or her agreement.

     Pursuant to the change in control agreements, a "change in control" is defined as the occurrence of any one of the following events: (1) any "person" or persons acting together as an entity become beneficial owners (as defined in Rule 13d-3 under the Exchange Act) of 15% or more of the Company's voting shares, (2) the occurrence of certain specified majority changes in Board composition, (3) the approval by shareholders of a merger or consolidation resulting in the Company's shareholders holding less than 50% of the voting shares of the surviving entity and (4) the approval by shareholders of a plan of complete liquidation of the Company. The executive officer has 36 months after a change in control event within which he or she will be provided such severance protection. During such 36 months, the executive officer will receive the severance compensation and other benefits described above if, and at such time as, (i) the executive officer is involuntarily terminated without "cause" by the Company or its successor organization or (ii) the executive officer determines that he or she has "good reason" for which to terminate employment. "Good reason" consists of (a) a reduction in total compensation (i.e., sum of base salary and bonus), (b) a diminution of job duties and responsibilities, (c) a relocation of the Company's principal executive offices of more than a specified number of miles or the Company's requiring the executive officer to be based anywhere other than the Company's principal executive offices, (d) a failure to pay any previously deferred compensation, (e) a failure to provide equivalent or reasonably equivalent benefits (e.g., health insurance) compared to those that were in place prior to the change in control or (f) a failure by the Company to honor all of the terms and provisions of the executive officer's change in control agreement. "Cause" for termination means the willful failure by the executive officer to perform his or her duties with the Company or its successor organization after a written notice demanding substantial performance has been delivered to the executive officer or the willful engaging by the executive officer in conduct which is materially injurious to the Company or its successor organization.

     In addition, after a period of one year following a change in control, the executive officer will have 30 days to elect to leave the Company for reasons other than good reason and be entitled to receive 50% of the severance compensation and other benefits described above. Before or after such 30-day period, if the executive officer voluntarily terminates his or her employment with the Company without good reason, the executive officer would not be eligible for such severance compensation or other benefits under the change in control agreement.

     The Compensation Committee and the Board determined that the Company would gain several advantages from the change in control agreements. The agreements, which reflect competitive practices, were designed to provide some degree of economic security to executive officers, thereby enabling top management to remain objective and responsive to shareholder interests in the event that a change in control transaction opportunity occurs.

     In a meeting held on March 30, 2000, the Board approved the Company's entering into formal merger negotiations with Anadarko, which resulted in the signing of the Anadarko stock merger agreement on April 2, 2000. The merger, if and when approved by the Company's shareholders, would result in the Company's becoming a wholly-owned subsidiary of Anadarko, thereby causing a change in control of the Company, as such term is defined in the Company's change in control agreements. After considering a report from management regarding Anadarko's change in control benefits, and determining that the merger, if consummated, would result in the triggering of such benefits to senior employees of Anadarko, the Compensation Committee recommended, and reported to the Board on March 30, 2000, that, if the Board approved a merger agreement with Anadarko, it would be in the best interests of the Company and its shareholders that the change in control benefits payable to the Company's executive officers should be enhanced, such that, when added to the benefits payable to the officers under their then-current change in control agreements, the total of such benefits would be in relative parity with the change in control benefits that would be payable to similarly-situated executives of Anadarko.

     Upon the execution of the merger agreement with Anadarko on April 2, 2000, the Board approved and the Company entered into supplemental change in control agreements with seven of its executive officers providing the following enhanced severance compensation: First, with respect to the lump sum severance payment provided for in the then-current change in control agreements, (a) the multiplier for each executive officer was increased to at least 2.9 times the officer's salary and bonus (except for Mr. Lindahl whose multiplier remained fixed at 3.0); (b) the bonus factor for each executive officer was changed to the greater of (i) the highest annual bonus earned by the officer during the three-year period preceding the change in control or (ii) the annual bonus paid or payable to the officer for the year immediately preceding the officers's year of termination, in each case, including any bonus or portion thereof which had been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the officer was employed for less than twelve full months); and (c) a pro rata bonus was included in an amount equal to the greater of the bonus factor amount described in (b) (i) or (ii) multiplied by a fraction, the numerator of which is the number of months in the short fiscal year ending immediately prior to the change in control and the denominator of which is twelve. Second, the executive officer's entitlement to severance compensation as a result of leaving the Company during the 30-day period described above was increased from 50% to 100%. Third, the benefit credit for the Supplemental Plan and Supplemental Thrift Plan was increased to 36 months (except for Mr. Lindahl, whose additional benefit credit for these purposes remained fixed at 36 months). In addition, (a) the executive officer's age at date of termination, for purposes of calculating the officers's benefit under the Company's Supplemental Plan, was advanced by three years; (b) the value of the officer's account payable under the supplemental thrift plan was changed to the greater of the value of such account on (i) the officer's date of termination or (iii) the date of the change in control; and the officer would be entitled to an amount equal to the additional Company matching contributions which would have been made on the officer's behalf in the Company's thrift plan (assuming continued participation on the same basis as immediately prior to the officer's date of termination and for a period of 36 months following the officer's date of termination). Fourth, benefit coverage for life, disability, accident and health insurance was extended to 36 months (except for Mr. Lindahl, whose extended coverage for these purposes remained fixed at 36 months). Fifth, the Company is required, at its sole expense as incurred, to provide the executive officer with (a) financial planning services until the third anniversary of the officer's date of termination as provided immediately prior to the date of termination at a cost not to exceed $7,500 annually and (b) out-placement services at a cost to the Company not to exceed $100,000, the scope and provider of which are to be selected by the officer in the officer's sole discretion.

     Furthermore, in the event that, on or after the date of the execution of the supplemental change in control agreement, Anadarko amends or modifies any of its agreements or arrangements applicable to any executive of Anadarko who is in a position comparable to the executive officer, or Anadarko directly or indirectly provides an enhanced benefit to an Anadarko executive, or it is discovered that Anadarko took such action prior to the date of execution of the supplemental agreement which action was not fully disclosed to the Company until after the date of execution of the supplemental agreement, in any case in connection with the merger, then the supplemental agreement shall be deemed to be amended to include, mutatis mutandis, an additional benefit to the executive officer in a form and of value equivalent to the enhanced benefit provided to such Anadarko executive; provided, however, that such additional benefit shall be payable to the executive officer only under such circumstances as the enhanced benefit would be payable to such Anadarko executive. The change in control agreements, as supplemented with the recent amendments, may be superceded by new employment agreements that may be negotiated between certain of the executive officers and Anadarko in connection with the merger.

     In order to be eligible for the enhanced benefits specifically provided under the supplemental agreement, and the deemed enhancements which could arise as a result of conduct by Anadarko, the executive officers must fulfill the same obligations applicable to their entitlement to severance benefits under the then-current change in control agreements; namely, the officers must remain employed with the Company until the earliest of (a) six months following the date of a potential change in control, (b) termination of employment for good reason or by reason of death, disability, or retirement or (c) termination by the Company for any reason. In addition, each supplemental agreement includes the following: an acknowledgment and agreement by the executive officer that, in consideration for the opportunity to receive the benefit enhancements and supplements provided under the supplemental agreement, the officer's current change in control agreement and, if applicable, the supplemental agreement, provide the sole change in control benefits owing to the officer upon a change in control, and that the change in control benefits described in Section 3.6 of the Company's Supplemental Plan and any other change in control benefit which may be described in any other plan adopted and maintained by the Company prior to the execution of the officer's current agreement does not apply to the officer as long as he or she is covered by the current agreement and, if applicable, the supplemental agreement.

COMPENSATORY ARRANGEMENT WITH NAMED EXECUTIVE OFFICER

     In connection with the departure of Mr. Eales effective September 1, 1999, the Company and Mr. Eales entered into a Settlement and Release Agreement in which the Company agreed to pay Mr. Eales a lump sum amount of $236,000, which amount is reflected as a bonus in the Summary Compensation Table, and to pay his premium for health insurance coverage for up to eighteen months. Additionally, the vesting requirements and restrictions for stock options and Retention (Restricted) Stock granted and awarded in October 1996 were waived or lapsed. The Company also accelerated the vesting as to approximately 60% of the stock options granted to Mr. Eales in January 1999.

                               PERFORMANCE GRAPH

     The graph set forth below provides an indicator of cumulative total shareholder returns on an investment of $100 in shares of Common Stock as compared to an investment of $100 in the S&P 500 Stock Index and a "peer group" over the period from October 10, 1995, the first trading date of the Common Stock in connection with the Company's initial public offering, through December 31, 1999. Total shareholder returns assume dividend reinvestment. The peer group consists of Anadarko, Apache Corporation, Burlington Resources, Inc., Enron Oil & Gas Company, Noble Affiliates, Inc. and Vastar Resources, Inc.

               COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURNS
                        COMPANY, S&P 500 AND PEER GROUP
                  (FROM OCTOBER 10, 1995 TO DECEMBER 31, 1999)

                              [PERFORMANCE GRAPH]

----------------------------------------------------------------------------------------------------------------
                                     10/10/95     12/31/95     12/31/96     12/31/97     12/31/98     12/31/99
----------------------------------------------------------------------------------------------------------------
 Company                             $100.00      $121.07      $139.41      $117.48      $ 44.56      $ 63.59
 S & P 500                           $100.00      $107.21      $131.83      $175.81      $226.05      $273.62
 Peer Group                          $100.00      $111.31      $137.10      $123.49      $109.01      $122.85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table summarizes (a) the beneficial ownership of the Common Stock, as of April 24, 2000, by (i) the Chief Executive Officer, (ii) the other four most highly compensated current executive officers named in the Summary Compensation Table, (iii) the former Chief Executive Officer and the former executive officer named in the Summary Compensation Table, (iv) the directors and (v) all directors and current executive officers as a group, and (b) the number of whole stock units attributed to each named executive officer, outside director and all directors and current executive officers as a group under the Executive Deferred Compensation Plan and the Directors Deferred Compensation Plan, as applicable (a "Stock Unit"), as of April 24, 2000. None of the individual or collective holdings listed below exceeds 1% of any class of equity securities of the Company.

                                                              NUMBER OF
                                                              SHARES OF
                                                             COMMON STOCK     NUMBER OF
                                                             BENEFICIALLY    STOCK UNITS
NAME                                                           OWNED(1)     ATTRIBUTED(2)
----                                                         ------------   -------------
George Lindahl III.........................................     924,644         99,363
Donald W. Niemiec..........................................     411,986         25,046
Morris B. Smith............................................     339,907         34,933
Anne M. Franklin...........................................     191,887         30,772
John B. Vering.............................................     313,964         20,134
Jack L. Messman............................................   1,620,680              0
V. Richard Eales...........................................     144,445              0
H. Jesse Arnelle...........................................      34,208          3,285
Lynne V. Cheney............................................      38,438          9,920
Preston M. Geren III.......................................      40,800          4,213
Lawrence M. Jones..........................................      39,194          1,946
Drew Lewis.................................................     132,100          4,948
Claudine B. Malone.........................................      39,380          1,946
John W. Poduska, Sr. ......................................      53,946         13,449
Michael E. Rossi...........................................      31,300            210
Jeff Sandefer..............................................           0              0
Samuel K. Skinner..........................................      37,300          9,254
James R. Thompson..........................................      35,100         14,480
All directors and current executive officers as a group (18
  persons)(3)..............................................   2,845,276        278,881

---------------

(1) Included in the Number of Shares of Common Stock Beneficially Owned are shares which such persons have the right to acquire within 60 days of April 24, 2000, pursuant to options to purchase such Common Stock (Mr. Lindahl, 720,679; Mr. Niemiec, 342,974; Mr. Smith, 266,247; Ms. Franklin, 180,756;
    Mr. Vering, 238,950; Mr. Messman, 1,160,239; Mr. Eales, 0; Mr. Arnelle, 33,100; Mrs. Cheney, 33,100; Mr. Geren, 32,100; Mr. Jones, 33,100; Mr.
    Lewis, 32,100; Ms. Malone, 33,100; Mr. Poduska, 33,100; Mr. Rossi, 30,800;
    Mr. Sandefer, 0; Mr. Skinner, 32,100; Mr. Thompson, 33,100); shares of Retention (Restricted) Stock (Mr. Lindahl, 60,000; Mr. Niemiec, 30,000); and shares of Common Stock held in the Company's Thrift Plan (Mr. Lindahl, 3,923; Mr. Niemiec, 3,764; Mr. Smith, 3,628; Ms. Franklin, 2,348; Mr.
    Vering, 4,362).

(2) Included in the Number of Stock Units Attributed is the Company's 25% match on cash deferrals into Stock Units. Stock Unit Accounts are credited with the amount deferred and include the reinvestment of dividend equivalents in additional Stock Units. The value of a Stock Unit fluctuates based on changes in the price of the Common Stock. The Stock Units carry no voting rights.

(3) Excludes shares beneficially owned by Mr. Messman and Mr. Eales, who are no longer current executive officers of the Company.

CERTAIN BENEFICIAL OWNERS

     The following table sets forth the shareholders known to the Company to be the beneficial owners of more than five percent of the Common Stock:

                                                              NUMBER OF SHARES
                                                              OF COMMON STOCK
NAME AND ADDRESS OF                                             BENEFICIALLY      PERCENT OF
BENEFICIAL OWNER                                                  OWNED(1)         CLASS(1)
-------------------                                          ------------------   ----------
Wellington Management Company, LLP(2)......................      15,704,500         6.23%
  75 State Street
  Boston, Massachusetts 02109
Dodge & Cox................................................      14,977,808         5.94%
  One Sansome St., 35th Floor
  San Francisco, California 94104

---------------

(1) Information presented is based upon Schedule 13G filings, which present beneficial ownership information as of December 31, 1999.

(2) Includes the holdings of the Vanguard Windsor Fund of 9,264,500 shares representing 3.68% of the Common Stock.

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

     (a) (3) Exhibits.

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed with the Form 10-K; all exhibits not so designated are incorporated herein by reference to the Company's Form S-1 Registration Statement, Registration No. 33-95398, filed on October 10, 1995 ("Form S-1") or as otherwise indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company are listed in Exhibits 10.3 through 10.14(b).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.1             -- Pre-acquisition agreement between Union Pacific Resources
                            Group Inc., Union Pacific Resources Inc. and Norcen
                            Energy Resources Limited, dated January 25, 1998
                            (incorporated herein by reference to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K, filed on March 17,
                            1998)
         2.2             -- Agreement and Plan of Merger, dated as of April 2, 2000, among Anadarko Petroleum Corporation, Dakota Merger Corp.
                            and Union Pacific Resources Group Inc. (incorporated
                            herein by reference to Exhibit 2.1 to the Company's
                            Current Report on Form 8-K filed on April 7, 2000)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.3             -- Stock Option Agreement, dated as of April 2, 2000,
                            between Union Pacific Resources Group Inc. and Anadarko
                            Petroleum Corporation (incorporated herein by reference
                            to Exhibit 2.2 to the Company's Current Report on Form
                            8-K filed on April 7, 2000)
         2.4             -- Stock Option Agreement, dated as of April 2, 2000,
                            between Anadarko Petroleum Corporation and Union Pacific
                            Resources Group Inc. (incorporated herein by reference to
                            Exhibit 2.3 to the Company's Current Report on Form 8-K
                            filed on April 7, 2000)
         3.1             -- Amended and Restated Articles of Incorporation of Union
                            Pacific Resources Group Inc. (Exhibit 3.1 to Form S-1 and
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996)
        *3.2             -- Amended and Restated Bylaws of Union Pacific Resources
                            Group Inc.
         4.1             -- Specimen of Certificate evidencing the Common Stock
                            (Exhibit 4 to Form S-1)
         4.2(a)          -- Amended and Restated Rights Agreement, dated as of
                            December 1, 1998, between Union Pacific Resources Group
                            Inc. and Harris Trust and Savings Bank, as rights agent
                            (incorporated herein by reference to the Exhibit to the
                            Company's Registration Statement Amendment on Form 8-A/A
                            filed on February 5, 1999)
         4.2(b)          -- Amendment No. 1 to Amended and Restated Rights Agreement,
                            dated as of April 2, 2000, between Union Pacific
                            Resources Group Inc. and Harris Trust and Savings Bank,
                            as rights agent (incorporated herein by reference to
                            Exhibit 2.4 to the Company's Current Report on Form 8-K
                            filed on April 7, 2000)
         4.2(c)          -- Amendment No. 2 to Amended and Restated Rights Agreement,
                            dated as of April 2, 2000, between Union Pacific
                            Resources Group Inc. and Harris Trust and Savings Bank,
                            as rights agent (incorporated herein by reference to
                            Exhibit 3 to the Company's Registration Statement
                            Amendment on Form 8-A/A filed on May 2, 2000)
         4.3             -- Indenture, dated as of March 27, 1996, between Union
                            Pacific Resources Group Inc. and Texas Commerce Bank
                            National Association, as trustee (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Form S-3
                            Registration Statement, Registration No. 333-2984, dated
                            May 23, 1996)
         4.4(a)          -- Terms Agreement, dated as of October 10, 1996, for
                            $200,000,000 7 1/2% Debentures due October 15, 2026
                            (incorporated herein by reference to Exhibit 4.4 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.4(b)          -- Form of 7 1/2% Rate Debenture due October 15, 2026
                            (incorporated herein by reference to Exhibit 4.7 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.5(a)          -- Terms Agreement, dated as of October 10, 1996, for
                            $200,000,000 7% Notes due October 15, 2006 (incorporated
                            herein by reference to Exhibit 4.5 to the Company's
                            Current Report on Form 8-K filed on March 17, 1998)
         4.5(b)          -- Form of 7% Rate Note due October 15, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's
                            Current Report on Form 8-K filed on March 17, 1998)
         4.6(a)          -- Terms Agreement, dated as of October 31, 1996, for
                            $150,000,000 7 1/2% Debentures due November 1, 2096
                            (incorporated herein by reference to Exhibit 4.6 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.6(b)          -- Form of 7 1/2% Rate Note due November 1, 2096
                            (incorporated herein by reference to Exhibit 4.9 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.7             -- Trust Indenture, dated as of May 7, 1996, providing for the issue of Debt Securities in unlimited principal
                            amount, between Norcen Energy Resources Limited and
                            Montreal Trust Company of Canada, as trustee
                            (incorporated herein by reference to Exhibit 4.10 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.8             -- First Supplemental Indenture, dated as of May 22, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 7 % Debentures due May 15, 2006, in
                            aggregate principal amount of U.S. $250,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.11 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.9             -- Second Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 7.8% Debentures due July 2, 2008, in
                            aggregate principal amount of U.S. $150,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.12 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.10            -- Third Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 6.8% Debentures due July 2, 2002, in
                            aggregate principal amount of U.S. $250,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.13 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.11            -- Fourth Supplemental Indenture, dated as of February 27,
                            1998, to Trust Indenture dated as of May 7, 1996,
                            providing for the Guarantee of all Securities Issued or
                            Previously Issued under the Trust Indenture between
                            Norcen Energy Resources Limited, Union Pacific Resources
                            Group Inc., as guarantor, and Montreal Trust Company of
                            Canada, as trustee (incorporated herein by reference to
                            Exhibit 4.14 to the Company's Current Report on Form 8-K
                            filed on March 17, 1998)
         4.12(a)         -- Terms Agreement for $200,000,000 6.50% Notes due May 15,
                            2005 (incorporated herein by reference to Exhibit 4.1 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.12(b)         -- Form of 6.50% Note due May 15, 2005 (incorporated herein by reference to Exhibit 4.5 to the Company's Current
                            Report on Form 8-K filed on May 26, 1998)
         4.13(a)         -- Terms Agreement for $200,000,000 6.75% Notes due May 15,
                            2008 (incorporated herein by reference to Exhibit 4.2 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.13(b)         -- Form of 6.75% Note due May 15, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company's Current
                            Report on Form 8-K filed on May 26, 1998)
         4.14(a)         -- Terms Agreement for $200,000,000 7.05% Notes due May 15,
                            2018 (incorporated herein by reference to Exhibit 4.3 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.14(b)         -- Form of 7.05% Debenture due May 15, 2018 (incorporated
                            herein by reference to Exhibit 4.7 to the Company's
                            Current Report on Form 8-K filed on May 26, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.15(a)         -- Terms Agreement for $425,000,000 7.15% Notes due May 15,
                            2028 (incorporated herein by reference to Exhibit 4.4 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.15(b)         -- Form of 7.15% Debenture due May 15, 2028 (incorporated
                            herein by reference to Exhibit 4.8 to the Company's
                            Current Report on Form 8-K filed on May 26, 1998)
         4.16(a)         -- Terms Agreement for $200,000,000 7.30% Notes due April
                            15, 2009 (incorporated herein by reference to Exhibit 1.2
                            to the Company's Current Report on Form 8-K filed on
                            April 12, 1999)
         4.16(b)         -- Form of 7.30% Note due April 15, 2009 (incorporated
                            herein by reference to Exhibit 4.2 to the Company's
                            Current Report on Form 8-K filed on April 14, 1999)
         4.17(a)         -- Terms Agreement for $300,000,000 7.95% Debentures due
                            April 15, 2029 (incorporated herein by reference to
                            Exhibit 1.2 to the Company's Current Report on Form 8-K
                            filed on April 12, 1999)
         4.17(b)         -- Form of 7.95% Debenture due April 15, 2029 ($200 million)
                            (incorporated herein by reference to Exhibit 4.3 to the
                            Company's Current Report on Form 8-K filed on April 14,
                            1999)
         4.17(c)         -- Form of 7.95% Debenture due April 15, 2029 ($100 million)
                            (incorporated herein by reference to Exhibit 4.4 to the
                            Company's Current Report on Form 8-K filed on April 14,
                            1999)
         4.18            -- Indenture, dated as of April 13, 1999, between Union
                            Pacific Resources Group Inc., Union Pacific Resources
                            Inc., UPR Capital Company and The Bank of New York as
                            trustee (incorporated herein by reference to Exhibit 4.1
                            to the Company's Current Report on Form 8-K filed on
                            April 14, 1999)
        10.1             -- Tax Allocation Agreement, dated October 6, 1995 (Exhibit
                            10.3 to Form S-1)
        10.2             -- Indemnification Agreement, dated October 1, 1995 (Exhibit
                            10.4 to Form S-1)
        10.3             -- Pension Plan Agreement, dated October 1, 1995, by and
                            between Union Pacific Corporation and Union Pacific
                            Resources Group Inc. (Exhibit 10.7 to Form S-1)
        10.4             -- The Supplemental Pension Plan for Officers and Managers
                            of Union Pacific Corporation and Affiliates, with
                            amendments (incorporated herein by reference to Exhibit
                            10.11 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1995)
        10.5             -- The Supplemental Pension Plan for Exempt Salaried
                            Employees of Union Pacific Resources Company and
                            Affiliates, with amendments (incorporated herein by
                            reference to Exhibit 10.12 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1995)
        10.6             -- Executive Incentive Plan of Union Pacific Resources Group
                            Inc. as amended and restated June 1, 1997 (incorporated
                            herein by reference to Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1997)
       *10.7             -- 1995 Stock Option and Retention Stock Plan of Union
                            Pacific Resources Group Inc. as amended and restated,
                            effective December 7, 1999
        10.8(a)          -- 1995 Directors Stock Incentive Plan, as amended and
                            restated, effective July 14, 1998 (incorporated herein by
                            reference to Exhibit 10.8(a) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1998)
        10.8(b)          -- First Amendment, effective January 21, 1999, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998 (incorporated herein by reference
                            to Exhibit 10.8(b) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.8(c)          -- Second Amendment, effective May 18, 1999, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998 (incorporated by reference to
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1999)
       *10.8(d)          -- Third Amendment, effective April 2, 2000, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998
        10.9             -- Union Pacific Resources Group Inc. Deferred Compensation
                            Plan for the Board of Directors, as amended and restated,
                            effective September 5, 1997 (incorporated herein by
                            reference to Exhibit 99.2 to the Company's Registration
                            Statement on Form S-8, dated September 15, 1997)
        10.10            -- Union Pacific Resources Group Inc. Executive Deferred
                            Compensation Plan, effective September 5, 1997
                            (incorporated herein by reference to Exhibit 99.1 to the
                            Company's Registration Statement on Form S-8, dated
                            September 15, 1997)
        10.11(a)         -- Union Pacific Resources Group Inc. Executive Life
                            Insurance Plan, adopted February 26, 1997 (incorporated
                            herein by reference to Exhibit 10.16 to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996)
       *10.11(b)         -- Description of Amendment, adopted December 6, 1999 to the
                            Union Pacific Resources Group Inc. Executive Life
                            Insurance Plan, adopted February 26, 1997
        10.12(a)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and George
                            Lindahl III dated October 21, 1999, superseding and
                            replacing the agreement dated February 4, 1997
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1999)
        10.12(b)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and each of
                            Anne M. Franklin, Donald W. Niemiec, Morris B. Smith,
                            John B. Vering and Joseph A. LaSala, Jr., dated February
                            4, 1997 (incorporated herein by reference to Exhibit
                            10.17(c) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1996)
        10.12(c)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Thomas R.
                            Blank, dated July 13, 1998 (incorporated herein by
                            reference to Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q/A filed November 12, 1998)
        10.12(d)         -- Form of Amendment, dated as of January 21, 1999, to
                            Change in Control Agreements between Union Pacific
                            Resources Group Inc. and Anne M. Franklin, Donald W.
                            Niemiec, Morris B. Smith, John B. Vering, Jack L.
                            Messman, V. Richard Eales and Joseph A. LaSala, Jr., all
                            dated February 4, 1997, and between Union Pacific
                            Resources Group Inc. and Thomas R. Blank dated July 13,
                            1998 (incorporated herein by reference to Exhibit
                            10.13(e) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1998)
       *10.12(e)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Kerry R.
                            Brittain, dated March 18, 1999
       *10.12(f)         -- Form of Amendment, dated as of March 30, 1999, to Change in Control Agreement between Union Pacific Resources
                            Group Inc. and Kerry R. Brittain, dated March 18, 1999
        10.12(g)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Jack L.
                            Messman, dated February 4, 1997 (incorporated herein by
                            reference to Exhibit 10.17(a) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.12(h)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and V. Richard
                            Eales, dated February 7, 1997 (incorporated herein by
                            reference to Exhibit 10.17(b) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
       *10.12(i)         -- Form of Supplemental Agreement relating to Change in
                            Control by and between Union Pacific Resources Group Inc.
                            and each of Thomas R. Blank, Kerry R. Brittain, Anne M.
                            Franklin, Donald W. Niemiec, Morris B. Smith and John B.
                            Vering, dated as of April 2, 2000
       *10.12(j)         -- Form of Supplemental Agreement relating to Change in
                            Control by and between Union Pacific Resources Group Inc.
                            and George Lindahl III, dated as of April 2, 2000
        10.13            -- Settlement and Release Agreement by and between Union
                            Pacific Resources Group Inc. and V. Richard Eales,
                            effective September 1, 1999 (incorporated herein by
                            reference to Exhibit 10.2 to the Company's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1999)
        10.14(a)         -- Conversion Agreement (Exhibit 10.13(a) to Form S-1)
        10.14(b)         -- Conversion Agreement for Drew Lewis (Exhibit 10.13(b) to
                            Form S-1)
        10.15(a)         -- Amended and Restated 1976 Coal Purchase Contract, dated as of January 1, 1993, between Commonwealth Edison
                            Company and Black Butte Coal Company (Exhibit 10.19 to
                            Form S-1)
        10.15(b)         -- Amendment No. 1 to Amended and Restated 1976 Coal
                            Purchase Contract between Commonwealth Edison Company and
                            Black Butte Coal Company, effective as of January 1, 1996
                            (incorporated herein by reference to Exhibit 10.35 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997)
        10.15(c)         -- Amendment No. 2 to Amended and Restated 1976 Coal
                            Purchase Contract between Commonwealth Edison Company and
                            Black Butte Coal Company, effective as of January 1, 1997
                            (incorporated herein by reference to Exhibit 10.36 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997)
        10.16(a)         -- Transportation Agreement, dated December 15, 1989, by and between Kern River Gas Transmission Company and Union
                            Pacific Fuels, Inc. (Exhibit 10.21 to Form S-1)
        10.16(b)         -- Amendments to Transportation Agreement, dated December
                            15, 1989, by and between Kern River Gas Transmission
                            Company and Union Pacific Fuels, Inc. (incorporated
                            herein by reference to Exhibit 10.16 to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
       *10.16(c)         -- Assignment, dated March 1, 1999, by and between Kern
                            River Gas Transmission Company, Union Pacific Fuels, Inc.
                            and Union Pacific Resources Company assigning
                            Transportation Agreement, dated December 15, 1989, by and
                            between Kern River Gas Transmission Company and Union
                            Pacific Fuels, Inc. to Union Pacific Resources Company
        10.17            -- Gas Transportation Agreement, dated June 18, 1997, by and between Union Pacific Fuels, Inc. and Texas Gas
                            Transmission Corporation (incorporated herein by
                            reference to Exhibit 10.17 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.19            -- Registration Rights Agreement, dated as of August 3,
                            1995, among Union Pacific Resources Group Inc., The
                            Anschutz Corporation and Anschutz Foundation
                            (incorporated herein by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
        10.20(a)         -- Agreement, dated as of August 3, 1995, by and among Union
                            Pacific Resources Group Inc., The Anschutz Corporation,
                            Anschutz Foundation and Mr. Philip F. Anschutz ("the
                            Anschutz Agreement") (incorporated herein by reference to
                            Exhibit 10.20 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995)
        10.20(b)         -- Letter agreement, dated as of January 20, 1997, amending the Anschutz Agreement (incorporated herein by reference
                            to Exhibit 10.25 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996)
        10.21(a)         -- U.S. $750,000,000 Five-Year Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent, The Chase Manhattan
                            Bank of Canada, as Canadian sub-agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.3
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.21(b)         -- U.S. $25,000,000 Revolving Loan Agreement, dated July 14,
                            1997, between Basic Petroleum International Limited and
                            Royal Bank of Canada (incorporated herein by reference to
                            Exhibit 10.33 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1997)
        10.21(c)         -- U.S. $1,000,000,000 364-day Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.21(d)         -- U.S. $750,000,000 364-day Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.2
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.22(a)         -- Merger and Purchase Agreement, dated November 20, 1998, among Union Pacific Resources Company, Union Pacific
                            Fuels, Inc., Duke Energy Field Services, Inc. and DEFS
                            Merger Sub Corp. (incorporated herein by reference to
                            Exhibit 10.23(a) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998)
        10.22(b)         -- Amendment, No. 1, dated February 1, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp. (incorporated herein by reference to Exhibit
                            10.23(b) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1998)
        10.22(c)         -- Amendment No. 2, dated March 5, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Services, Inc. and DEFS Merger Sub Corp.
                            (incorporated herein by reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed April 12,
                            1999)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.22(d)         -- Amendment No. 3, dated March 30, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc. Duke
                            Energy Field Services, Inc. and DEFS Merger Sub Corp.
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1999)
        10.22(e)         -- Amendment No. 4, dated March 30, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp. (incorporated herein by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1999)
       *10.22(f)         -- Amendment No. 5, dated May 21, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp.
       *10.22(g)         -- Amendment No. 6, dated February 16, 2000, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp.
       *10.22(h)         -- Master Natural Gas Liquids Purchase Agreement between
                            Union Pacific Resources Company and Union Pacific Fuels,
                            Inc., effective January 1, 1999
       *10.22(i)         -- Natural Gas Purchase and Sale Agreement between Union
                            Pacific Resources Company and Union Pacific Fuels, Inc.,
                            effective January 1, 1999
       *12               -- Computation of ratio of earnings to fixed charges
       *21               -- List of subsidiaries
       *23.1             -- Consent of Arthur Andersen LLP dated as of March 23, 2000
       *23.2             -- Consent of Deloitte & Touche LLP dated as of March 23,
                            2000
       *23.3             -- Consent of Arthur Andersen LLP dated as of March 23, 2000
                            (Black Butte Coal Company Combined Financial Statements)
       *24               -- Powers of Attorney for Directors
       *27               -- Financial data schedules
       *99.1             -- Black Butte Coal Company, A Joint Venture, and R-K
                            Leasing Company Combined Financial Statements as of
                            December 31, 1999 and December 26, 1998
       *99.2             -- Black Butte Coal Company, A Joint Venture, and R-K
                            Leasing Company Combined Financial Statements as of
                            December 27, 1997.

---------------

     (b) Reports on Form 8-K.

     On January 28, 2000, the Company filed a Current Report on Form 8-K announcing the Company's 1999 annual operating results, net income and certain other financial and statistical information.

     On February 17, 2000, the Company filed a Current Report on Form 8-K updating its January 25, 2000 press-release and the January 28, 2000 Current Report on Form 8-K to include information with respect to reserves at year-end 1999 and finding and development costs for 1999.

     On April 7, 2000, the Company filed a Current Report on Form 8-K announcing that the Company had entered into an Agreement and Plan of Merger on April 2, 2000, between the Company, Anadarko Petroleum Corporation and Dakota Merger Corp., a wholly owned subsidiary of Anadarko Petroleum Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 1st day of May, 2000.

                                            UNION PACIFIC RESOURCES GROUP INC.

                                            By     /s/ MORRIS B. SMITH
                                             -----------------------------------
                                                      Morris B. Smith,
                                               Vice President, Chief Financial
                                                            Officer
                                                        and Treasurer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.1             -- Pre-acquisition agreement between Union Pacific Resources
                            Group Inc., Union Pacific Resources Inc. and Norcen
                            Energy Resources Limited, dated January 25, 1998
                            (incorporated herein by reference to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K, filed on March 17,
                            1998)
         2.2             -- Agreement and Plan of Merger, dated as of April 2, 2000, among Anadarko Petroleum Corporation, Dakota Merger Corp.
                            and Union Pacific Resources Group Inc. (incorporated
                            herein by reference to Exhibit 2.1 to the Company's
                            Current Report on Form 8-K filed on April 7, 2000)
         2.3             -- Stock Option Agreement, dated as of April 2, 2000,
                            between Union Pacific Resources Group Inc. and Anadarko
                            Petroleum Corporation (incorporated herein by reference
                            to Exhibit 2.2 to the Company's Current Report on Form
                            8-K filed on April 7, 2000)
         2.4             -- Stock Option Agreement, dated as of April 2, 2000,
                            between Anadarko Petroleum Corporation and Union Pacific
                            Resources Group Inc. (incorporated herein by reference to
                            Exhibit 2.3 to the Company's Current Report on Form 8-K
                            filed on April 7, 2000)
         3.1             -- Amended and Restated Articles of Incorporation of Union
                            Pacific Resources Group Inc. (Exhibit 3.1 to Form S-1 and
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996)
        *3.2             -- Amended and Restated Bylaws of Union Pacific Resources
                            Group Inc.
         4.1             -- Specimen of Certificate evidencing the Common Stock
                            (Exhibit 4 to Form S-1)
         4.2(a)          -- Amended and Restated Rights Agreement, dated as of
                            December 1, 1998, between Union Pacific Resources Group
                            Inc. and Harris Trust and Savings Bank, as rights agent
                            (incorporated herein by reference to the Exhibit to the
                            Company's Registration Statement Amendment on Form 8-A/A
                            filed on February 5, 1999)
         4.2(b)          -- Amendment No. 1 to Amended and Restated Rights Agreement,
                            dated as of April 2, 2000, between Union Pacific
                            Resources Group Inc. and Harris Trust and Savings Bank,
                            as rights agent (incorporated herein by reference to
                            Exhibit 2.4 to the Company's Current Report on Form 8-K
                            filed on April 7, 2000)
         4.2(c)          -- Amendment No. 2 to Amended and Restated Rights Agreement,
                            dated as of April 2, 2000, between Union Pacific
                            Resources Group Inc. and Harris Trust and Savings Bank,
                            as rights agent (incorporated herein by reference to
                            Exhibit 3 to the Company's Registration Statement
                            Amendment on Form 8-A/A filed on May 2, 2000)
         4.3             -- Indenture, dated as of March 27, 1996, between Union
                            Pacific Resources Group Inc. and Texas Commerce Bank
                            National Association, as trustee (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Form S-3
                            Registration Statement, Registration No. 333-2984, dated
                            May 23, 1996)
         4.4(a)          -- Terms Agreement, dated as of October 10, 1996, for
                            $200,000,000 7 1/2% Debentures due October 15, 2026
                            (incorporated herein by reference to Exhibit 4.4 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.4(b)          -- Form of 7 1/2% Rate Debenture due October 15, 2026
                            (incorporated herein by reference to Exhibit 4.7 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.5(a)          -- Terms Agreement, dated as of October 10, 1996, for
                            $200,000,000 7% Notes due October 15, 2006 (incorporated
                            herein by reference to Exhibit 4.5 to the Company's
                            Current Report on Form 8-K filed on March 17, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.5(b)          -- Form of 7% Rate Note due October 15, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's
                            Current Report on Form 8-K filed on March 17, 1998)
         4.6(a)          -- Terms Agreement, dated as of October 31, 1996, for
                            $150,000,000 7 1/2% Debentures due November 1, 2096
                            (incorporated herein by reference to Exhibit 4.6 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.6(b)          -- Form of 7 1/2% Rate Note due November 1, 2096
                            (incorporated herein by reference to Exhibit 4.9 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.7             -- Trust Indenture, dated as of May 7, 1996, providing for the issue of Debt Securities in unlimited principal
                            amount, between Norcen Energy Resources Limited and
                            Montreal Trust Company of Canada, as trustee
                            (incorporated herein by reference to Exhibit 4.10 to the
                            Company's Current Report on Form 8-K filed on March 17,
                            1998)
         4.8             -- First Supplemental Indenture, dated as of May 22, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 7 % Debentures due May 15, 2006, in
                            aggregate principal amount of U.S. $250,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.11 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.9             -- Second Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 7.8% Debentures due July 2, 2008, in
                            aggregate principal amount of U.S. $150,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.12 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.10            -- Third Supplemental Indenture, dated as of June 26, 1996, to Trust Indenture dated as of May 7, 1996, providing for
                            the issue of 6.8% Debentures due July 2, 2002, in
                            aggregate principal amount of U.S. $250,000,000 between
                            Norcen Energy Resources Limited and Montreal Trust
                            Company of Canada, as trustee (incorporated herein by
                            reference to Exhibit 4.13 to the Company's Current Report
                            on Form 8-K filed on March 17, 1998)
         4.11            -- Fourth Supplemental Indenture, dated as of February 27,
                            1998, to Trust Indenture dated as of May 7, 1996,
                            providing for the Guarantee of all Securities Issued or
                            Previously Issued under the Trust Indenture between
                            Norcen Energy Resources Limited, Union Pacific Resources
                            Group Inc., as guarantor, and Montreal Trust Company of
                            Canada, as trustee (incorporated herein by reference to
                            Exhibit 4.14 to the Company's Current Report on Form 8-K
                            filed on March 17, 1998)
         4.12(a)         -- Terms Agreement for $200,000,000 6.50% Notes due May 15,
                            2005 (incorporated herein by reference to Exhibit 4.1 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.12(b)         -- Form of 6.50% Note due May 15, 2005 (incorporated herein by reference to Exhibit 4.5 to the Company's Current
                            Report on Form 8-K filed on May 26, 1998)
         4.13(a)         -- Terms Agreement for $200,000,000 6.75% Notes due May 15,
                            2008 (incorporated herein by reference to Exhibit 4.2 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.13(b)         -- Form of 6.75% Note due May 15, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company's Current
                            Report on Form 8-K filed on May 26, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.14(a)         -- Terms Agreement for $200,000,000 7.05% Notes due May 15,
                            2018 (incorporated herein by reference to Exhibit 4.3 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.14(b)         -- Form of 7.05% Debenture due May 15, 2018 (incorporated
                            herein by reference to Exhibit 4.7 to the Company's
                            Current Report on Form 8-K filed on May 26, 1998)
         4.15(a)         -- Terms Agreement for $425,000,000 7.15% Notes due May 15,
                            2028 (incorporated herein by reference to Exhibit 4.4 to
                            the Company's Current Report on Form 8-K filed on May 26,
                            1998)
         4.15(b)         -- Form of 7.15% Debenture due May 15, 2028 (incorporated
                            herein by reference to Exhibit 4.8 to the Company's
                            Current Report on Form 8-K filed on May 26, 1998)
         4.16(a)         -- Terms Agreement for $200,000,000 7.30% Notes due April
                            15, 2009 (incorporated herein by reference to Exhibit 1.2
                            to the Company's Current Report on Form 8-K filed on
                            April 12, 1999)
         4.16(b)         -- Form of 7.30% Note due April 15, 2009 (incorporated
                            herein by reference to Exhibit 4.2 to the Company's
                            Current Report on Form 8-K filed on April 14, 1999)
         4.17(a)         -- Terms Agreement for $300,000,000 7.95% Debentures due
                            April 15, 2029 (incorporated herein by reference to
                            Exhibit 1.2 to the Company's Current Report on Form 8-K
                            filed on April 12, 1999)
         4.17(b)         -- Form of 7.95% Debenture due April 15, 2029 ($200 million)
                            (incorporated herein by reference to Exhibit 4.3 to the
                            Company's Current Report on Form 8-K filed on April 14,
                            1999)
         4.17(c)         -- Form of 7.95% Debenture due April 15, 2029 ($100 million)
                            (incorporated herein by reference to Exhibit 4.4 to the
                            Company's Current Report on Form 8-K filed on April 14,
                            1999)
         4.18            -- Indenture, dated as of April 13, 1999, between Union
                            Pacific Resources Group Inc., Union Pacific Resources
                            Inc., UPR Capital Company and The Bank of New York as
                            trustee (incorporated herein by reference to Exhibit 4.1
                            to the Company's Current Report on Form 8-K filed on
                            April 14, 1999)
        10.1             -- Tax Allocation Agreement, dated October 6, 1995 (Exhibit
                            10.3 to Form S-1)
        10.2             -- Indemnification Agreement, dated October 1, 1995 (Exhibit
                            10.4 to Form S-1)
        10.3             -- Pension Plan Agreement, dated October 1, 1995, by and
                            between Union Pacific Corporation and Union Pacific
                            Resources Group Inc. (Exhibit 10.7 to Form S-1)
        10.4             -- The Supplemental Pension Plan for Officers and Managers
                            of Union Pacific Corporation and Affiliates, with
                            amendments (incorporated herein by reference to Exhibit
                            10.11 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1995)
        10.5             -- The Supplemental Pension Plan for Exempt Salaried
                            Employees of Union Pacific Resources Company and
                            Affiliates, with amendments (incorporated herein by
                            reference to Exhibit 10.12 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1995)
        10.6             -- Executive Incentive Plan of Union Pacific Resources Group
                            Inc. as amended and restated June 1, 1997 (incorporated
                            herein by reference to Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1997)
       *10.7             -- 1995 Stock Option and Retention Stock Plan of Union
                            Pacific Resources Group Inc. as amended and restated,
                            effective December 7, 1999
        10.8(a)          -- 1995 Directors Stock Incentive Plan, as amended and
                            restated, effective July 14, 1998 (incorporated herein by
                            reference to Exhibit 10.8(a) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.8(b)          -- First Amendment, effective January 21, 1999, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998 (incorporated herein by reference
                            to Exhibit 10.8(b) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998)
        10.8(c)          -- Second Amendment, effective May 18, 1999, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998 (incorporated by reference to
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1999)
       *10.8(d)          -- Third Amendment, effective April 2, 2000, to 1995
                            Directors Stock Incentive Plan, as amended and restated
                            effective July 14, 1998
        10.9             -- Union Pacific Resources Group Inc. Deferred Compensation
                            Plan for the Board of Directors, as amended and restated,
                            effective September 5, 1997 (incorporated herein by
                            reference to Exhibit 99.2 to the Company's Registration
                            Statement on Form S-8, dated September 15, 1997)
        10.10            -- Union Pacific Resources Group Inc. Executive Deferred
                            Compensation Plan, effective September 5, 1997
                            (incorporated herein by reference to Exhibit 99.1 to the
                            Company's Registration Statement on Form S-8, dated
                            September 15, 1997)
        10.11(a)         -- Union Pacific Resources Group Inc. Executive Life
                            Insurance Plan, adopted February 26, 1997 (incorporated
                            herein by reference to Exhibit 10.16 to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996)
       *10.11(b)         -- Description of Amendment, adopted December 6, 1999 to the
                            Union Pacific Resources Group Inc. Executive Life
                            Insurance Plan, adopted February 26, 1997
        10.12(a)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and George
                            Lindahl III dated October 21, 1999, superseding and
                            replacing the agreement dated February 4, 1997
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1999)
        10.12(b)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and each of
                            Anne M. Franklin, Donald W. Niemiec, Morris B. Smith,
                            John B. Vering and Joseph A. LaSala, Jr., dated February
                            4, 1997 (incorporated herein by reference to Exhibit
                            10.17(c) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1996)
        10.12(c)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Thomas R.
                            Blank, dated July 13, 1998 (incorporated herein by
                            reference to Exhibit 10.4 to the Company's Quarterly
                            Report on Form 10-Q/A filed November 12, 1998)
        10.12(d)         -- Form of Amendment, dated as of January 21, 1999, to
                            Change in Control Agreements between Union Pacific
                            Resources Group Inc. and Anne M. Franklin, Donald W.
                            Niemiec, Morris B. Smith, John B. Vering, Jack L.
                            Messman, V. Richard Eales and Joseph A. LaSala, Jr., all
                            dated February 4, 1997, and between Union Pacific
                            Resources Group Inc. and Thomas R. Blank dated July 13,
                            1998 (incorporated herein by reference to Exhibit
                            10.13(e) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1998)
       *10.12(e)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Kerry R.
                            Brittain, dated March 18, 1999
       *10.12(f)         -- Form of Amendment, dated as of March 30, 1999, to Change in Control Agreement between Union Pacific Resources
                            Group Inc. and Kerry R. Brittain, dated March 18, 1999

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.12(g)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and Jack L.
                            Messman, dated February 4, 1997 (incorporated herein by
                            reference to Exhibit 10.17(a) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
        10.12(h)         -- Form of Agreement relating to Change in Control by and
                            between Union Pacific Resources Group Inc. and V. Richard
                            Eales, dated February 7, 1997 (incorporated herein by
                            reference to Exhibit 10.17(b) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
       *10.12(i)         -- Form of Supplemental Agreement relating to Change in
                            Control by and between Union Pacific Resources Group Inc.
                            and each of Thomas R. Blank, Kerry R. Brittain, Anne M.
                            Franklin, Donald W. Niemiec, Morris B. Smith and John B.
                            Vering, dated as of April 2, 2000
       *10.12(j)         -- Form of Supplemental Agreement relating to Change in
                            Control by and between Union Pacific Resources Group Inc.
                            and George Lindahl III, dated as of April 2, 2000
        10.13            -- Settlement and Release Agreement by and between Union
                            Pacific Resources Group Inc. and V. Richard Eales,
                            effective September 1, 1999 (incorporated herein by
                            reference to Exhibit 10.2 to the Company's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1999)
        10.14(a)         -- Conversion Agreement (Exhibit 10.13(a) to Form S-1)
        10.14(b)         -- Conversion Agreement for Drew Lewis (Exhibit 10.13(b) to
                            Form S-1)
        10.15(a)         -- Amended and Restated 1976 Coal Purchase Contract, dated as of January 1, 1993, between Commonwealth Edison
                            Company and Black Butte Coal Company (Exhibit 10.19 to
                            Form S-1)
        10.15(b)         -- Amendment No. 1 to Amended and Restated 1976 Coal
                            Purchase Contract between Commonwealth Edison Company and
                            Black Butte Coal Company, effective as of January 1, 1996
                            (incorporated herein by reference to Exhibit 10.35 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997)
        10.15(c)         -- Amendment No. 2 to Amended and Restated 1976 Coal
                            Purchase Contract between Commonwealth Edison Company and
                            Black Butte Coal Company, effective as of January 1, 1997
                            (incorporated herein by reference to Exhibit 10.36 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997)
        10.16(a)         -- Transportation Agreement, dated December 15, 1989, by and between Kern River Gas Transmission Company and Union
                            Pacific Fuels, Inc. (Exhibit 10.21 to Form S-1)
        10.16(b)         -- Amendments to Transportation Agreement, dated December
                            15, 1989, by and between Kern River Gas Transmission
                            Company and Union Pacific Fuels, Inc. (incorporated
                            herein by reference to Exhibit 10.16 to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1997)
       *10.16(c)         -- Assignment, dated March 1, 1999, by and between Kern
                            River Gas Transmission Company, Union Pacific Fuels, Inc.
                            and Union Pacific Resources Company assigning
                            Transportation Agreement, dated December 15, 1989, by and
                            between Kern River Gas Transmission Company and Union
                            Pacific Fuels, Inc. to Union Pacific Resources Company

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.17            -- Gas Transportation Agreement, dated June 18, 1997, by and between Union Pacific Fuels, Inc. and Texas Gas
                            Transmission Corporation (incorporated herein by
                            reference to Exhibit 10.17 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997)
        10.19            -- Registration Rights Agreement, dated as of August 3,
                            1995, among Union Pacific Resources Group Inc., The
                            Anschutz Corporation and Anschutz Foundation
                            (incorporated herein by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
        10.20(a)         -- Agreement, dated as of August 3, 1995, by and among Union
                            Pacific Resources Group Inc., The Anschutz Corporation,
                            Anschutz Foundation and Mr. Philip F. Anschutz ("the
                            Anschutz Agreement") (incorporated herein by reference to
                            Exhibit 10.20 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995)
        10.20(b)         -- Letter agreement, dated as of January 20, 1997, amending the Anschutz Agreement (incorporated herein by reference
                            to Exhibit 10.25 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996)
        10.21(a)         -- U.S. $750,000,000 Five-Year Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent, The Chase Manhattan
                            Bank of Canada, as Canadian sub-agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.3
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.21(b)         -- U.S. $25,000,000 Revolving Loan Agreement, dated July 14,
                            1997, between Basic Petroleum International Limited and
                            Royal Bank of Canada (incorporated herein by reference to
                            Exhibit 10.33 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1997)
        10.21(c)         -- U.S. $1,000,000,000 364-day Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.21(d)         -- U.S. $750,000,000 364-day Competitive Advance/Revolving
                            Credit Agreement, dated as of October 27, 1998, among
                            Union Pacific Resources Group Inc. and Chase Bank of
                            Texas, N.A., as administrative agent and the banks named
                            therein (incorporated herein by reference to Exhibit 10.2
                            to the Company's Quarterly Report on Form 10-Q/A filed
                            November 12, 1998)
        10.22(a)         -- Merger and Purchase Agreement, dated November 20, 1998, among Union Pacific Resources Company, Union Pacific
                            Fuels, Inc., Duke Energy Field Services, Inc. and DEFS
                            Merger Sub Corp. (incorporated herein by reference to
                            Exhibit 10.23(a) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998)
        10.22(b)         -- Amendment, No. 1, dated February 1, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp. (incorporated herein by reference to Exhibit
                            10.23(b) to the Company's Annual Report on Form 10-K for
                            the year ended December 31, 1998)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.22(c)         -- Amendment No. 2, dated March 5, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Services, Inc. and DEFS Merger Sub Corp.
                            (incorporated herein by reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed April 12,
                            1999)
        10.22(d)         -- Amendment No. 3, dated March 30, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc. Duke
                            Energy Field Services, Inc. and DEFS Merger Sub Corp.
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1999)
        10.22(e)         -- Amendment No. 4, dated March 30, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp. (incorporated herein by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1999)
       *10.22(f)         -- Amendment No. 5, dated May 21, 1999, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp.
       *10.22(g)         -- Amendment No. 6, dated February 16, 2000, to Merger and
                            Purchase Agreement, dated November 20, 1998, among Union
                            Pacific Resources Company, Union Pacific Fuels, Inc.,
                            Duke Energy Field Services, Inc. and DEFS Merger Sub
                            Corp.
       *10.22(h)         -- Master Natural Gas Liquids Purchase Agreement between
                            Union Pacific Resources Company and Union Pacific Fuels,
                            Inc., effective January 1, 1999
       *10.22(i)         -- Natural Gas Purchase and Sale Agreement between Union
                            Pacific Resources Company and Union Pacific Fuels, Inc.,
                            effective January 1, 1999
       *12               -- Computation of ratio of earnings to fixed charges
       *21               -- List of subsidiaries
       *23.1             -- Consent of Arthur Andersen LLP dated as of March 23, 2000
       *23.2             -- Consent of Deloitte & Touche LLP dated as of March 23,
                            2000
       *23.3             -- Consent of Arthur Andersen LLP dated as of March 23, 2000
                            (Black Butte Coal Company Combined Financial Statements)
       *24               -- Powers of Attorney for Directors
       *27               -- Financial data schedules
       *99.1             -- Black Butte Coal Company, A Joint Venture, and R-K
                            Leasing Company Combined Financial Statements as of
                            December 31, 1999 and December 26, 1998
       *99.2             -- Black Butte Coal Company, A Joint Venture, and R-K
                            Leasing Company Combined Financial Statements as of
                            December 27, 1997.