Form 10-Q
period 2000-03-31
UNION PACIFIC RESOURCES GROUP INC
filed 2000-05-15
CIK 949061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

YES  [ X ]        NO [  ]



         As of April 28, 2000, there were 252,050,651 shares of the registrant's common stock outstanding.

                       UNION PACIFIC RESOURCES GROUP INC.
                                      INDEX



                                                   PART I. FINANCIAL INFORMATION


                                                                                                        Page Number
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Statements of Income and Comprehensive Income -
           For the Three Months Ended March 31, 2000 and 1999......................................           2

         Condensed Consolidated Statements of Financial Position -
           At March 31, 2000 and December 31, 1999.................................................       3 - 4

         Condensed Consolidated Statements of Cash Flows -
          For the Three Months Ended March 31, 2000 and 1999.......................................           5

         Notes to Condensed Consolidated Financial Statements......................................       6 - 9

         Report of Independent Public Accountants..................................................          10


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.............................................................................     11 - 20

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................     20 - 22



                                                     PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.........................................................................          23

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..........................................................          24

SIGNATURE..........................................................................................          25

                       UNION PACIFIC RESOURCES GROUP INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2000 and 1999
                      (Millions, except per share amounts)
                                   (Unaudited)



                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              -----------      -----------
Operating revenues:
    Exploration and production ...........................................     $    479.8      $    319.0
    Other oil and gas revenues ...........................................            5.0            63.9
                                                                               ----------      ----------
          Total oil and gas operations ...................................          484.8           382.9
    Minerals .............................................................           37.5            32.2
                                                                               ----------      ----------
          Total operating revenues .......................................          522.3           415.1
                                                                               ----------      ----------

Operating expenses:
    Production ...........................................................          107.9            90.5
    Exploration ..........................................................           30.3            51.6
    Minerals .............................................................            0.6             0.4
    Depreciation, depletion and amortization .............................          176.2           183.2
    General and administrative ...........................................           18.8            15.6
    Restructuring charge .................................................             --            14.5
                                                                               ----------      ----------
               Total operating expenses ..................................          333.8           355.8
                                                                               ----------      ----------

Operating income .........................................................          188.5            59.3
Other income (expense) - net .............................................          (14.8)           11.4
Interest expense .........................................................          (48.9)          (64.3)
                                                                               ----------      ----------
Income from continuing operations before income taxes ....................          124.8             6.4
Income tax benefit (expense) .............................................          (32.1)           35.9
                                                                               ----------      ----------
Income from continuing operations ........................................           92.7            42.3

Discontinued operations:
    Loss from discontinued operations - net of tax .......................             --           (23.8)
    Gain on sale of discontinued operations - net of tax .................             --           157.0
                                                                               ----------      ----------
    Total income from discontinued operations ............................             --           133.2
Extraordinary gain from early extinguishment of debt - net of tax (Note 5)            2.9              --
                                                                               ----------      ----------

Net income ...............................................................     $     95.6      $    175.5
                                                                               ==========      ==========

Comprehensive income - net of tax:
    Foreign currency translation adjustments .............................           (2.1)          (35.3)
                                                                               ----------      ----------
Comprehensive income .....................................................     $     93.5      $    140.2
                                                                               ==========      ==========
Earnings per share - basic and diluted:
    Continuing operations ................................................     $     0.37      $     0.17
    Discontinued operations ..............................................             --            0.54
    Extraordinary item ...................................................           0.01              --
                                                                               ----------      ----------
    Total ................................................................     $     0.38      $     0.71
Weighted average shares outstanding - basic ..............................          249.3           248.6
Weighted average shares outstanding - diluted ............................          249.4           248.7
Cash dividends per share .................................................     $     0.05      $     0.05

  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At March 31, 2000 and December 31, 1999
                              (Millions of dollars)


                                                                   March 31,           December 31,
                                                                     2000                 1999
                                                                  ----------           ----------
                                                                 (Unaudited)
ASSETS
Current assets:
    Cash and temporary investments .....................          $     65.6           $    123.7
    Accounts receivable - net ..........................               326.7                304.4
    Inventories ........................................                53.3                 54.7
    Other current assets ...............................                24.5                 13.1
                                                                  ----------           ----------
          Total current assets .........................               470.1                495.9
                                                                  ----------           ----------

Properties (successful efforts method):
    Cost ...............................................            11,084.3             11,006.6
    Accumulated depreciation, depletion and amortization            (5,670.8)            (5,535.6)
                                                                  ----------           ----------
          Total properties - net .......................             5,413.5              5,471.0

Intangible and other assets ............................               175.9                180.0
                                                                  ----------           ----------

Total assets ...........................................          $  6,059.5           $  6,146.9
                                                                  ==========           ==========




















  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     At March 31, 2000 and December 31, 1999
                              (Millions of dollars)


                                                                        March 31,           December 31,
                                                                          2000                   1999
                                                                     -------------           -------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................          $       279.7           $       285.0
     Accrued taxes payable ................................                   96.2                    68.6
     Short-term debt ......................................                    2.3                     2.3
     Other current liabilities ............................                  171.4                   185.8
                                                                     -------------           -------------
          Total current liabilities .......................                  549.6                   541.7
                                                                     -------------           -------------

Long-term debt (Note 5) ...................................                2,606.1                 2,797.3
Deferred income taxes .....................................                1,334.8                 1,326.8
Other long-term liabilities ...............................                  548.5                   543.6
Shareholders' equity:
     Common stock, no par value;
       Authorized -- 400,000,000
       Issued and outstanding-- 251,952,336 and 251,951,140                     --                      --
     Paid-in surplus ......................................                  996.4                   998.8
     Treasury stock, at cost:
         Shares--4,277,293 and 4,276,989 ..................                  (91.8)                  (91.8)
     Retained earnings ....................................                  268.5                   185.3
     Unearned employee stock ownership plan ...............                  (75.8)                  (79.5)
     Unearned compensation ................................                   (1.9)                   (2.5)
     Accumulated other comprehensive income:
         Deferred foreign exchange adjustment .............                  (64.0)                  (61.9)
         Minimum pension contra equity ....................                  (10.9)                  (10.9)
                                                                     -------------           -------------
          Total accumulated other comprehensive income ....                  (74.9)                  (72.8)
                                                                     -------------           -------------

               Total shareholders' equity .................                1,020.5                   937.5
                                                                     -------------           -------------

Total liabilities and shareholders' equity ................          $     6,059.5           $     6,146.9
                                                                     =============           =============






  See the notes to the condensed consolidated financial statements (unaudited).

                       UNION PACIFIC RESOURCES GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                              (Millions of dollars)
                                   (Unaudited)



                                                                    Three Months Ended March 31,

                                                                       2000            1999
                                                                  ------------     ------------
Cash provided by operations:
    Net income ..........................................          $       95.6     $      175.5
         Less income from discontinued operations .......                    --           (133.2)
         Less gain on extinguishment of debt - net of tax                  (2.9)              --
                                                                   ------------     ------------
    Income from continuing operations ...................                  92.7             42.3
    Non-cash charges to income:
       Depreciation, depletion and amortization .........                 176.2            183.2
       Deferred income taxes ............................                   5.4            (21.3)
       Other non-cash charges - net .....................                  45.6              6.9
    Changes in current assets and liabilities ...........                  (5.4)            10.6
                                                                   ------------     ------------
          Cash provided by operations ...................                 314.5            221.7
                                                                   ------------     ------------

Investing activities:
    Capital and exploratory expenditures ................                (155.2)          (110.8)
    Proceeds from sales of assets .......................                   5.3            200.2
    Proceeds from sale of discontinued operations .......                    --          1,359.1
    Cash used by discontinued operations ................                  (2.6)          (169.5)
                                                                   ------------     ------------
          Cash provided (used) by investing activities ..                (152.5)         1,279.0
                                                                   ------------     ------------

Financing activities:
    Dividends paid ......................................                 (12.4)           (12.4)
    Repayment of debt ...................................                (190.2)        (1,472.9)
    Other financing - net ...............................                 (17.5)           147.1
                                                                   ------------     ------------
          Cash used by financing activities .............                (220.1)        (1,338.2)
                                                                   ------------     ------------

Net change in cash and temporary investments ............                 (58.1)           162.5
Cash at beginning of period .............................                 123.7              8.8
                                                                   ------------     ------------
Cash at end of period ...................................          $       65.6     $      171.3
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

                       UNION PACIFIC RESOURCES GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

     The Condensed Consolidated Financial Statements of Union Pacific Resources Group Inc. and subsidiaries ("UPR" or the "Company") have been prepared by management, are unaudited and reflect all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company for the interim periods. However, these condensed statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. The report of Arthur Andersen LLP commenting on their review accompanies the Condensed Consolidated Financial Statements and is included in Part I, Item 1, in this report. The Condensed Consolidated Statement of Financial Position at December 31, 1999 is derived from audited financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000.

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

2.   BUSINESS SEGMENT INFORMATION

                                                                                  Three Months Ended March 31,
                                                                                 -------------------------------
                                                                                   2000                  1999
                                                                                 ----------           ----------
                                                                                     (Millions of dollars)
Revenues:
    Exploration and production ........................................          $    484.8           $    382.9
    Minerals ..........................................................                37.5                 32.2
                                                                                 ----------           ----------
     Total ............................................................          $    522.3           $    415.1
                                                                                 ==========           ==========

Operating income:
    Exploration and production ........................................          $    172.0           $     59.1
    Minerals ..........................................................                37.0                 31.8
    Corporate (a) .....................................................               (20.5)               (31.6)
                                                                                 ----------           ----------
           Total ......................................................          $    188.5           $     59.3
                                                                                 ==========           ==========


                                                                                 At March 31,        At December 31,
                                                                                     2000                 1999
                                                                                 ------------          ------------
                                                                                       (Millions of dollars)
Fixed assets (net of accumulated DD&A):
  Exploration and production ..........................................          $    5,317.1          $    5,367.4
  Minerals ............................................................                   7.4                   7.4
  Corporate ...........................................................                  89.0                  96.2
                                                                                 ------------          ------------
Total .................................................................          $    5,413.5          $    5,471.0
                                                                                 ============          ============

(a) Operating income for the Corporate segment consists of general and administrative expense and DD&A expense on Corporate fixed assets, and in 1999 includes $14.5 million related to a restructuring charge.

3.   NORCEN SUMMARIZED FINANCIAL INFORMATION

     In March 1998, the Company and Union Pacific Resources Inc. ("UPRI"), an Alberta corporation and a wholly-owned subsidiary of the Company, acquired Norcen Energy Resources Limited ("Norcen") for $2.6 billion (the "Norcen Acquisition"). In 1998, as a result of the Norcen Acquisition, UPRI assumed and unconditionally guaranteed the public debt obligations of Norcen. The following table presents summarized financial information for UPRI (as successor to Norcen) as of and for the three months ended March 31, 2000 and March 31, 1999. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53 - "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for UPRI for as long as the debt securities remain outstanding and guaranteed by UPRI.

                                                                                 Three Months Ended March 31, 1999
                                                                                 ----------------------------------
                                                                                       (Millions of dollars)
Summarized Statement of Income Information:
  Operating revenues ..................................................          $      110.6          $      121.1
  Operating income ....................................................                  31.8                  50.6
  Net income ..........................................................                   4.5                  58.9

                                                                               At March 31, 2000      At December 31, 1999
                                                                              --------------------     ---------------------
Summarized Statement of Financial Position Information:
  Current assets ......................................................          $       40.9          $       40.5
  Non-current assets ..................................................               1,760.6               1,844.8
  Current liabilities .................................................                  96.6                  83.9
  Non-current liabilities and equity ..................................               1,704.9               1,801.4


4.   COMMITMENTS AND CONTINGENCIES

          The Company is subject to federal, state, provincial and local environmental laws and regulations and currently is participating in the investigation and remediation of a number of sites. Where the remediation costs can reasonably be determined, and where such remediation is probable, the Company has recorded a liability. The Company does not expect future environmental obligations to have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

          In connection with the disposition of significant plant, pipeline, refining and producing property assets, the Company has made certain representations and warranties related to the assets sold (covering, among other matters, the condition and capabilities of certain assets and compliance with environmental and other lawsuits) and provided certain indemnities with respect to liabilities associated with such assets. The Company has been advised of possible claims which may be asserted by the purchasers of certain disposed assets for alleged breaches of representations and warranties under certain indemnities. Certain claims related to compliance with environmental laws remain pending. In addition, as some of the representations, warranties and indemnities related to some of the disposed assets have not expired, further claims may be made against the Company. While no assurance can be given as to the ultimate outcome of these claims, the Company does not expect these matters to have a material adverse effect on its consolidated results of operations, financial condition or cash flows.

          The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third party contractors alleging exposure to asbestos and asbestos containing materials while working at the Corpus Christi refinery, which the Company sold in segments in 1987 and 1989. The Company also has entered into commitments and provided guarantees for specific financial and contractual obligations of its subsidiaries and affiliates. While the Company's management cannot predict the outcome of any litigation and other proceedings, the Company does not expect these lawsuits, commitments or guarantees to have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

5.   DEBT

          During the first quarter 2000, the Company purchased on the open market and retired long-term debt with a face value of $100.0 million at a discount prior to maturity. The retirement of long-term debt due to the repurchases resulted in an extraordinary gain of $2.9 million, net of $1.5 million of tax. The gain on the retirement was classified as a gain from an extraordinary item on the Condensed Consolidated Statement of Income. Additionally, during the first quarter 2000, the Company repaid $90.4 million of Bankers' Acceptances.

6.   SUBSEQUENT EVENTS

          On April 2, 2000, UPR, Anadarko Petroleum Corporation, a Delaware corporation ("Anadarko"), and Dakota Merger Corp., a Utah corporation and wholly-owned subsidiary of Anadarko ("Subcorp"), entered into an Agreement and Plan of Merger, dated as of April 2, 2000 (the "Merger Agreement"), pursuant to which Subcorp will merge with and into UPR, and UPR will become a wholly-owned subsidiary of Anadarko. Under the Merger Agreement UPR shareholders will receive 0.4550 Anadarko common shares for each UPR common share. The merger transaction between UPR and Subcorp is subject to regulatory approval, as well as approval by both the UPR and Anadarko shareholders.

          In connection with the execution of the Merger Agreement, UPR and Anadarko entered into a Stock Option Agreement, dated as of April 2, 2000 (the "UPR Stock Option Agreement"), pursuant to which UPR granted Anadarko an option, exercisable under certain circumstances specified in the UPR Stock Option Agreement, to purchase up to 50,138,515 shares of UPR Common Stock (approximately 19.9% of the outstanding shares of UPR Common Stock, without giving effect to the exercise of the option) at the purchase price stated in the UPR Stock Option Agreement.

          In connection with the execution of the Merger Agreement, Anadarko and UPR also entered into a Stock Option Agreement, dated as of April 2, 2000 (the "Anadarko Stock Option Agreement"), pursuant to which Anadarko granted UPR an option, exercisable under certain circumstances specified in the Anadarko Stock Option Agreement, to purchase up to 25,886,726 shares of common stock, par value $0.10 per share, of Anadarko (approximately 19.9% of the outstanding Anadarko common stock, without giving effect to the exercise of the option) at the purchase price stated in the Anadarko Stock Option Agreement.

          In connection with the Merger Agreement, effective as of April 2, 2000, UPR and Harris Trust and Savings Bank, as Rights Agent, amended the Amended and Restated Rights Agreement, dated as of December 1, 1998, between UPR and the Rights Agent (the "Rights Agreement"), providing that each of Anadarko, Subcorp, and their affiliates shall not be deemed an "Acquiring Person" as defined in the Rights Agreement with respect to, and that no "Stock Acquisition Date", "Distribution Date", or "Triggering Event" will occur as a result of the execution of the Merger Agreement, the execution of the UPR Stock Option Agreement, the consummation of the transactions contemplated by the Merger Agreement, including, without limitation, the merger, the acquisition of beneficial ownership or transfer of Common Stock pursuant to the UPR Stock Option Agreement, or the announcement of any of the foregoing transactions, and that the Rights Agreement will expire immediately prior to the Effective Time of the Merger (as defined in the Merger Agreement).

          A supplier of coal to Black Butte Coal Company and R-K Leasing Company ("Black Butte") has been assessed by the Minerals Management Service of the United States Department of the Interior for underpayment of royalties and by the State of Montana Department of Revenue for underpayment of production taxes related to coal previously sold to Black Butte. The supplier contested these claims. In 1998, the Courts ruled in favor of the State of Montana. The supplier appealed to the Montana State Supreme Court. On May 9, 2000, the Montana State Supreme Court reversed the decision by the Montana Thirteenth Judicial District Court, which had affirmed the assessment made by the State Tax Appeal Board against the Supplier, and dismissed the assessment. The State of Montana has ten days to request a rehearing by the Montana Supreme Court. Through the first quarter of 2000, the Company had recorded $15.4 million as its proportionate share of the Montana Department of Revenue assessment related to coal production taxes. Status involving the Minerals Management Service assessment has not changed.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Union Pacific Resources Group Inc.


We have reviewed the accompanying condensed consolidated statement of financial position of Union Pacific Resources Group Inc. (a Utah corporation) and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of financial position of Union Pacific Resources Group Inc. as of December 31, 1999, and, in our report dated March 3, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




ARTHUR ANDERSEN LLP
Fort Worth, Texas

April 26, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             QUARTER ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

SUMMARY FINANCIAL DATA

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2000           1999
                                                                                 --------       ---------
                                                                                   (Millions of dollars)

       Total operating revenues............................................      $ 522.3        $ 415.1
       Total operating expenses............................................        333.8          355.8
       Operating income....................................................        188.5           59.3
       Income from continuing operations...................................         92.7           42.3
       Net income .........................................................         95.6          175.5


     The Company recorded net income of $95.6 million for the first quarter of 2000, compared to $175.5 million in 1999, which included income from discontinued operations of $133.2 million. Earnings per share were $0.38 for the quarter compared to $0.71 per share last year. Included in 2000 earnings was a $2.9 million after-tax extraordinary gain relating to the repurchase and extinguishment of debt.

                        RESULTS OF CONTINUING OPERATIONS

     The Company recorded income from continuing operations of $92.7 million for the first quarter of 2000 compared to $42.3 million in the same period of 1999. Earnings per share of $0.37 increased $0.20 per share over last year. Higher prices contributed $189.5 million to revenues, surrendered lease costs declined $20.8 million and interest expense dropped $15.4 million, while the first quarter of 1999 included a $14.5 million restructuring charge related to a reduction in force and early retirement program. Partly offsetting these benefits were the absence of $61.1 million of 1999 gains on property sales and a $32.9 million 1999 after-tax gain related to a Canadian tax settlement. In addition, lower volumes reduced revenues $28.7 million, higher prices caused a $17.2 million increase in production taxes, and the Company recorded an $11.5 million charge in 2000 related to the revaluation of firm transportation contacts. The Company also recorded $1.7 million of after-tax foreign currency losses for the first quarter of 2000 compared to $15.9 million of gains last year.

SUMMARY OF SEGMENT FINANCIAL DATA



                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  2000           1999
                                                                                --------       --------
                                                                                 (Millions of dollars)
Segment operating income:
           Exploration and production......................................      $ 172.0       $   59.1
           Minerals........................................................         37.0           31.8
           Corporate ("general and administrative")........................        (20.5)         (31.6)
                                                                                --------       --------
              Total........................................................      $ 188.5       $   59.3
                                                                                 =======       ========

     Operating income improved by $129.2 million to $188.5 million for the quarter. Exploration and production operating income rose $112.9 million to $172.0 million, reflecting a $1.04 per Mcfe (65%) improvement in average prices that contributed $189.5 million, offset by the impact of lower volumes ($28.7 million) and the inclusion of $61.1 million of gains on property sales in 1999. The lower volumes also resulted in a $7.1 million decrease in depreciation, depletion and amortization ("DD&A") costs and exploration expenses declined $21.3 million primarily related to lower surrendered lease costs, while production taxes increased $17.2 million resulting from the higher prices.

     Minerals operating income of $37.0 million for the first quarter of 2000 rose $5.2 million over last year. Soda ash royalties were up $8.7 million from higher lease revenues, while OCI Wyoming LP ("OCIW") equity income declined $2.2 million due to lower prices and volumes.

     General and administrative ("G&A") expenses, including DD&A increased $3.4 million over 1999. The G&A expense increase over 1999 was the result of higher legal, computer, telecommunications and rental costs. Lower costs related to Canadian operations partly offset these amounts. In addition, the Company recorded a $14.5 million restructuring charge in the first quarter of 1999 related to its reorganization.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2000           1999
                                                                                ---------       --------
                                                                                 (Millions of dollars)

      Exploration and production revenues..................................     $  479.8        $ 319.0
      Other oil and gas revenues ..........................................          5.0           63.9
                                                                              ----------        -------
      Total operating revenues.............................................        484.8          382.9
                                                                                --------       --------
      Operating expenses:
         Production........................................................        107.9           90.5
         Exploration.......................................................         30.3           51.6
         Depreciation, depletion and amortization..........................        174.6          181.7
                                                                                --------       --------
         Total operating expenses..........................................        312.8          323.8
                                                                                --------       --------
      Operating income.....................................................      $ 172.0       $   59.1
                                                                                 =======       ========

OPERATING REVENUES

     Exploration and production revenues for the first quarter of 2000 increased by $160.8 million (50%) to $479.8 million, largely due to the $189.5 million increase associated with higher product prices. Lower volumes, however, reduced revenues by $28.7 million. Hedging positions for crude oil reduced revenues by $44.4 million in 2000 compared to a $1.1 million reduction in 1999, while natural gas hedges resulted in additional revenues of $3.6 million in 2000 and $11.9 million last year.

     Other oil and gas revenues decreased $58.9 million primarily from the inclusion of $61.1 million of gains on property sales in the first quarter of 1999.


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                            2000        1999        2000       1999
                                                                            ----        ----        ----       ----
                                                                             (without hedging)       (with hedging)
Average price realizations - exploration and production:
   Natural gas (per Mcf) ...............................................     $ 2.26     $ 1.53     $ 2.29     $ 1.63
   Natural gas liquids (per Bbl) .......................................      17.86       7.47      17.86       7.47
   Crude oil (per Bbl) .................................................      23.09       9.64      18.69       9.54
   Average (per Mcfe) ..................................................       2.85       1.53       2.63       1.59

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     2000        1999
                                                                                     ----        ----
Production volumes - exploration and production:
     Natural gas (MMcfd) ...................................................        1,167.4     1,327.1
     Natural gas liquids (MBbld) ...........................................           29.4        24.5
     Crude oil (MBbld) .....................................................          110.7       126.3
     Total (MMcfed) ........................................................        2,008.5     2,231.7


     Exploration and production volumes of 2,008.5 MMcfed decreased 223.2 MMcfed (10%) from 1999 results, primarily due to production declines related to reduced capital spending levels, as well as property sales. Property sales contributed approximately 42.9 MMcfed to the volume decline.

     U.S. Onshore realized a 155.9 MMcfed decline to 1,158.9 MMcfed, with a small improvement in the Land Grant core area being more than offset by decreases from all other core areas. These decreases are related to the reduction in capital spending implemented in late 1998 that continued through 1999. Canadian volumes were down 20.7 MMcfed (4%) to 457.7 MMcfed and Other International volumes were down 34.5 MMcfed to 255.0 MMcfed also due to capital spending reductions, production declines and the Guatemalan asphalt refinery being down for a portion of the quarter due to civil unrest. Volumes decreased in U.S. Offshore by 12.1 MMcfed to 136.9 MMcfed.

     Natural gas volumes decreased 159.7 MMcfd (12%) to 1,167.4 MMcfd, principally reflecting production declines for existing properties related to reduced capital spending levels, as well as the sale of south Texas, east Texas, and Wahsatch properties in 1999. U.S. Onshore volumes were down 127.2 MMcfd with declines spread across all core areas. U.S. Offshore volumes decreased 2.1 MMcfd as improvements at East Cameron Block 270/271 and at Main Pass Block 162, were offset by volume declines in other U.S. Offshore blocks. Canadian volumes dropped 6.0 MMcfd, while Other International volumes declined 0.9 MMcfd.

     Natural gas liquid volumes increased 4.9 MBbld (20%) to 29.4 MBbld for the quarter, as improvements in the Land Grant (6.5 MBbld) were offset by declines from property sales. Land Grant volumes benefited from ethane recovery and higher recovery rates in 2000, and were impacted by ethane and propane rejection last year.

     Crude oil volumes of 110.7 MBbld decreased 15.6 MBbld (12%) compared to last year. U.S. Onshore declined 5.2 MBbld with a 2.2 MBbld decline in the Austin Chalk trend in Louisiana from high decline rates and low capital spending levels and a 2.6 MBbld drop in the Land Grant reflecting drilling declines for Wamsutter non-operated properties. Other International volumes were down 5.6 MBbld, including declines in Guatemala of 3.2 MBbld from downtime at the asphalt refinery, and Venezuela decreases of 1.7 MBbld reflecting lower volumes from Oritupano Leona. In addition, U.S. Offshore oil volumes declined
1.7 MBbld.

OPERATING EXPENSES

     In the first quarter of 2000, production expenses increased $17.4 million (19%) to $107.9 million, primarily reflecting higher production taxes caused by higher sales prices. Production costs on a per unit basis were $0.59 per Mcfe, up from $0.45 per Mcfe last year. Total lease operating expenses rose $2.5 million to $63.5 million, with higher workover costs

($3.7 million), maintenance and repair costs ($0.6 million) and compressor rental costs ($0.4 million), reflecting low activity in 1999 driven by cost reduction efforts. Partially offsetting these increases were lower non-op charges ($2.8 million) and lower personnel costs ($0.8 million) resulting from the reduction in force in the first quarter of 1999. Lease operating expenses on a per unit basis increased from $0.30 per Mcfe in 1999 to $0.35 per Mcfe in 2000.

     Production and property taxes increased $17.2 million from 1999 due to higher product prices in the U.S. Onshore and Guatemala. Production overhead costs declined $1.2 million from last year largely due to lower joint venture billings, offset by higher legal costs and costs relating to Canadian and Other International operations.

     Exploration expenses decreased $21.3 million from last year, primarily reflecting a $20.8 million reduction of surrendered lease costs. Surrendered lease costs were down $14.8 million for U.S. Onshore, $2.5 million for Guatemala and $2.3 million for Canada. Dry hole expense was down $2.2 million and delay rentals declined $1.2 million, while geological and geophysical expenses increased $1.9 million. Exploration overhead was up $1.0 million, primarily reflecting higher computer costs.

     DD&A expenses decreased by $7.1 million from last year. Lower volumes resulted in a reduction of $16.4 million while higher per unit rates resulted in a $9.3 million offset. Per unit rates for the first quarter of 2000 were $0.96 per Mcfe, compared to $0.90 per Mcfe in 1999.

MINERALS OPERATIONS

OPERATING INCOME


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                2000          1999
                                                                            ----------      ----------
                                                                               (Millions of dollars)

Coal ..................................................................     $     24.6      $     24.9
Soda ash ..............................................................           12.7             6.3
Other .................................................................           (0.3)            0.6
                                                                            ----------      ----------
    Total .............................................................     $     37.0      $     31.8
                                                                            ==========      ==========

     Minerals operating income of $37.0 million for the first quarter of 2000 rose $5.2 million from $31.8 million last year. Soda ash royalties were up $8.7 million from higher lease revenues, while OCIW equity income declined $2.2 million due to lower prices and volumes. In addition, coal royalties declined $0.5 million.

GENERAL AND ADMINISTRATIVE AND OTHER INCOME/EXPENSE

     G&A expenses, including DD&A expense, increased $3.4 million to $20.5 million. The cost increase was primarily the result of higher legal expenses ($0.7 million), computer costs ($0.6 million), telecommunication costs ($0.3 million) and rental costs ($0.3 million). Partly offsetting these increases were lower Canadian G&A expenses. In addition, the Company recorded a $14.5 million restructuring charge in the first quarter of 1999. G&A expenses on a per unit basis, excluding the restructuring charge, increased from $0.08 per Mcfe last year to $0.10 per Mcfe for the first quarter of 2000.

     Other income (expense) for the quarter was an expense of $14.8 million compared to income of $11.4 million last year. Foreign currency remeasurement losses of $5.7 million were recorded in 2000, while 1999 included gains of $9.0 million. Also included in 2000 was an $11.5 million charge related to the revaluation of firm transportation contract obligations. In addition, interest income declined $2.4 million, caused by the absence of $7.1 million of interest income from the 1999 Canadian tax settlement, offset by interest income on cash balances in 2000.

     Interest expense in the first quarter of 2000 of $48.9 million declined $15.4 million from last year, resulting from the Company's debt reduction effort.

     Income tax expense from continuing operations in the first quarter of 2000 was $32.1 million compared to a benefit of $35.9 million last year, primarily related to the improvement in pretax income caused by higher prices and the inclusion in 1999 of a $27.9 million benefit related to the Canadian tax settlement. In addition, 2000 taxes included $4.0 million of foreign currency gains related to the remeasurement of deferred tax liabilities in Guatemala and Venezuela, compared to $6.9 million in 1999. Section 29 credits were $3.9 million in 2000, compared to $3.4 million last year.

                      RESULTS FROM DISCONTINUED OPERATIONS

     Income from discontinued operations was $133.2 million for the first quarter of 1999, reflecting the $157.0 million after-tax gain on the sale of the Company's gathering, processing and marketing ("GPM") business segment to Duke Energy Field Services, Inc. ("Duke"). Discontinued operations posted a $23.8 million after-tax loss due to a $21.5 million pretax charge related to the revaluation of firm transportation contract obligations, as well as low margins and product prices.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations of $314.5 million for the quarter was $92.8 million above last year. The improvement reflects higher prices, lower interest expense, the absence of the 1999 restructuring charge and higher minerals lease revenues. Offsetting these benefits were lower sales volumes, lower gains from property sales, losses instead of gains on foreign currency remeasurement, as well as higher firm transportation contract costs.

     Cash used by investing activities was $152.5 million for the first quarter of 2000, compared to $1.28 billion cash provided by investing activities in the first quarter of last year. Included in 1999 were $1.36 billion of proceeds on the sale of the GPM business segment, $200.2 million of proceeds from other property sales, and $169.5 million of cash used in discontinued operations. Capital and exploratory expenditures increased $44.4 million to $155.2 million for the first quarter of 2000, reflecting the lower capital spending program in first quarter of 1999.



                                                                             Three Months Ended March 31,
 CAPITAL AND EXPLORATORY EXPENDITURES                                       -----------------------------
                                                                                  2000            1999
                                                                            ------------     ------------
                                                                                 (Millions of dollars)
Exploration and production
         Exploration ..................................................     $       18.2     $       13.4
         Production ...................................................            137.0             86.5
         Property purchases ...........................................               --              9.6
                                                                            ------------     ------------
              Total exploration and production ........................            155.2            109.5
Minerals, G&A and other ...............................................               --              1.3
                                                                            ------------     ------------
         Continuing operations ........................................     $      155.2     $      110.8
                                                                            ============     ============

     Exploration and production capital spending was up $45.7 million to $155.2 million, as the Company began to spend more with the recovery of prices in 1999 and early 2000. The major categories of capital spending include development drilling ($94.3 million) and other development capital ($42.7 million). Exploration and development drilling by area included $45.2 million in U.S. Onshore, $38.5 million in Canada, $13.1 million in U.S. Offshore and $4.1 million in Other International.

     As of March 31, 2000 and December 31, 1999, the total capitalization of the Company was as follows:



                                                                              March 31,      December 31,
                                                                                2000             1999
                                                                            ------------     ------------
                                                                                  (Millions of dollars)
Long and short-term debt:
      Commercial paper and other, net .................................     $       44.7      $      135.1
      Notes and debentures ............................................          2,530.5           2,630.5
      Capital lease obligations .......................................             15.6              16.0
      Premium on notes and debentures - net ...........................             17.6              18.0
                                                                            ------------      ------------
         Total debt ...................................................          2,608.4           2,799.6

Shareholders' equity ..................................................          1,020.5             937.5
                                                                            ------------      ------------
      Total capitalization ............................................     $    3,628.9      $    3,737.1
                                                                            ============      ============
Debt to total capitalization ..........................................             71.9%             74.9%

     During the first quarter of 2000, the Company purchased on the open market at a discount and retired long-term debt with a face value of $100 million prior to maturity. The retirement of debt due to these repurchases resulted in an extraordinary gain of $2.9 million net of $1.5 million of tax. The gain on the retirement was classified as a gain from an extraordinary item on the Condensed Consolidated Statement of Income. The Company does not currently anticipate additional open market purchases of debt in the future and expects to accumulate any excess cash flow in cash reserves or temporary investments.

     Crude oil and natural gas prices have risen sharply in the first quarter of 2000 and the outlook for the remainder of the year is favorable for both products. The Organization of Petroleum Exporting Countries ("OPEC") and other countries have announced crude oil production increases which caused oil prices to decline slightly from the higher prices during the early part of 2000. Significant compliance with production quotas by OPEC members and other countries is crucial to sustaining higher crude oil prices. The supply/demand picture for natural gas is favorable. The Company expects prices to remain high in 2000; however, price fluctuations could affect expected future net income, cash flows and capital spending. For 2000, the Company has reduced some of its exposure to lower prices by purchasing puts and fixed price contracts and limited some of the upside of higher prices by selling calls and fixed price contracts. Slightly more than one-half of the Company's estimated 2000 production was hedged at the end of the first quarter 2000. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for information regarding the Company's hedging positions at March 31, 2000.

     The Company continues to anticipate capital spending of approximately $650 million for 2000.

     In U.S. Onshore, the Company successfully completed and tested its second well in the Etouffee area in South Louisiana and plans a third well during the second quarter of 2000. Increased production from these wells is anticipated during the third quarter of 2000. Drilling on the Turtle Soup prospect, which is near the Etouffee area, commenced and is expected to be completed during the second quarter of 2000. The Company continues to test the Frontier formation area of the Green River Basin in the Land Grant. The Company is currently drilling the Sage Flat #7H well in this area, with results expected toward the end of the second quarter of 2000. In the Wamsutter area, the Company expects to drill about 75 wells during 2000 with its partner.

     In U.S. Offshore, the Company plans to drill at least one well during the second quarter of 2000 in its Gomez deep-water discovery area.

     In Canada, the Company drilled the #2 and #3 Klua wells in northeast British Columbia. Pipeline installation is underway and first production from the Klua area is expected to commence during the third quarter of 2000. The exploratory well at the Sullivan Creek prospect in southwestern Alberta is still planned for the second half of 2000. The Company continued its Canadian heavy oil drilling program by drilling 55 wells during the first quarter in the Moose Hills and Hayter areas and expects to drill 20 additional wells during the second quarter of 2000. Also during the second quarter, the Company expects to drill an additional 83 wells in the Hatton area. The Company expects to complete the sale of certain Canadian properties, primarily in the Peace River and Provost areas, for approximately $82 million during the second quarter of 2000.

     In Guatemala, the Company drilled a successful horizontal well in the Xan area along with a step-out well. The Xan 27 well was the Company's first attempt utilizing its expertise in horizontal drilling on the Xan area properties.

SUBSEQUENT EVENT

     On April 2, 2000, UPR, Anadarko Petroleum Corporation, a Delaware corporation ("Anadarko"), and Dakota Merger Corp., a Utah corporation and wholly-owned subsidiary of Anadarko ("Subcorp"), entered into an Agreement and Plan of Merger, dated as of April 2, 2000 (the "Merger Agreement"), pursuant to which Subcorp will merge with and into UPR (the "Merger"), and UPR will become a wholly-owned subsidiary of Anadarko. Under the Merger Agreement UPR shareholders will receive 0.4550 Anadarko common shares for each UPR common share. The merger transaction between UPR and Subcorp is subject to regulatory approval, as well as approval by both the UPR and Anadarko shareholders.

     In connection with the execution of the Merger Agreement, UPR and Anadarko entered into a Stock Option Agreement, dated as of April 2, 2000 (the "UPR Stock Option Agreement"), pursuant to which UPR granted Anadarko an option, exercisable under certain circumstances specified in the UPR Stock Option Agreement, to purchase up to 50,138,515 shares of UPR Common Stock (approximately 19.9% of the outstanding shares of UPR Common Stock, without giving effect to the exercise of the option) at the purchase price stated in the UPR Stock Option Agreement.

     In connection with the execution of the Merger Agreement, Anadarko and UPR also entered into a Stock Option Agreement, dated as of April 2, 2000 (the "Anadarko Stock Option Agreement"), pursuant to which Anadarko granted UPR an option, exercisable under certain circumstances specified in the Anadarko Stock Option Agreement, to purchase up to 25,886,726 shares of common stock, par value $0.10 per share, of Anadarko (approximately 19.9% of the outstanding Anadarko common stock, without giving effect to the exercise of the option) at the purchase price stated in the Anadarko Stock Option Agreement.

     A supplier of coal to Black Butte Coal Company and R-K Leasing Company ("Black Butte") has been assessed by the Minerals Management Service of the United States Department of the Interior for underpayment of royalties and by the State of Montana Department of Revenue for underpayment of production taxes related to coal previously sold to Black Butte. The supplier contested these claims. In 1998, the Courts ruled in favor of the State of Montana. The supplier appealed to the Montana State Supreme Court. On May 9, 2000, the Montana State Supreme Court reversed the decision by the Montana Thirteenth Judical District Court, which had affirmed the assessment made by the State Tax Appeal Board against the supplier, and dismissed the assessment. The State of Montana has ten days to request a rehearing by the Montana Supreme Court. Through the first quarter 2000, the Company had recorded $15.4 million as its proportionate share of the Montana Department of Revenue assessment related to coal production taxes. Status involving the Minerals Management Service assessment has not changed.

                           FORWARD-LOOKING INFORMATION

     Certain information included in this report, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings efforts, production activities and sales volumes, crude oil, natural gas and natural gas liquid reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should", "could", "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

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

     With respect to expected capital expenditures and drilling activity, additional factors such as crude oil and natural gas prices the extent of the Company's success in acquiring oil and gas properties and in identifying prospects for drilling, exploration and operating risks, the success of management's cost reduction efforts, the ability to find working interest partners to share certain capital risks and the availability of technology may affect the amount and timing of such capital expenditures and drilling activity. With respect to changes in production and sales volumes and estimated reserve quantities, factors such as the extent of the Company's success in finding, developing and producing reserves, the timing of capital spending, uncertainties inherent in estimating reserve quantities and the availability of technology may affect such production and sales volumes and reserve estimates.

     With respect to liquidity, factors such as the state of domestic capital markets, credit availability from banks or other lenders and the Company's results of operations may affect management's plans or ability to incur additional indebtedness. With respect to cash flow, factors such as changes in crude oil and natural gas prices, environmental matters and other contingencies, hedging activities, and the Company's credit rating and debt levels may affect the Company's ability to generate expected cash flows. With respect to contingencies, factors such as changes in environmental and other domestic and foreign governmental regulation, and uncertainties with respect to legal matters may affect the Company's expectations regarding the potential impact of contingencies on the operating results, cash flows or financial condition of the Company. Certain factors, such as changes in crude oil and natural gas prices and underlying demand and the extent of the Company's success in exploiting its current reserves and acquiring or finding additional reserves may have pervasive effects on many aspects of the Company's business in addition to those outlined above.

     With respect to the pending Merger transaction with Anadarko, factors such as the risk that the Merger is not approved by the shareholders of the Company or Anadarko or that it is delayed for regulatory or other reasons, or necessary approvals are not obtained, or that, if it is approved and consummated, the expected benefits of the Merger are not realized, including that costs or difficulties related to the integration of the business of the Company and Anadarko are greater than expected, including dependence on key personnel to manage the integration of the two companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NON-TRADING ACTIVITIES

     Commodity Price Risk. The Company uses derivative financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with price volatility, contractual commitments and other market variables. Utilization of the Company's hedging program may result in the realization on the crude oil and natural gas prices varying from market prices that the Company receives from the sales of crude oil and natural gas. As a result of the hedging programs, revenues in the first quarter of 2000 were $40.8 million lower than if the hedging program had not been in effect. At March 31, 2000, the Company had margin deposits of $23.3 million.

     The following table summarizes the Company's open positions at March 31, 2000, related to equity natural gas and crude oil production:



                                                                                WEIGHTED                             UNRECOGNIZED
                                        CONTRACT                             AVG. PRICE PER       FAIR VALUE          GAIN/(LOSS)
  PRODUCT            TYPE             TIME PERIOD           VOLUME             MCF OR BBL          (MILLIONS)         (MILLIONS)
------------      ------------        ------------        ------------         ------------      -------------     -------------
Gas              Puts Purchased     May - Jul 2000        428 MMcfd       $       2.33        $        0.5        $        0.5
Gas              Calls Sold         May - Jul 2000        428 MMcfd               2.71               (12.0)              (12.0)
Gas              Puts Purchased     Aug - Sep 2000        528 MMcfd               2.30                 1.5                 1.5
Gas              Calls Sold         Aug - Sep 2000        528 MMcfd               2.69               (13.5)              (13.5)
Gas              Puts Purchased     Oct 2000              278 MMcfd               2.34                 0.8                 0.8
Gas              Calls Sold         Oct 2000              278 MMcfd               2.72                (3.8)               (3.8)
Gas              Puts Purchased     Nov 2000 - Oct 2001   160 MMcfd               2.65                13.3                (0.6)
Gas              Puts Sold          Nov 2000 - Oct 2001   160 MMcfd               2.17                (4.2)                0.4
Gas              Calls Sold         Nov 2000 - Oct 2001   160 MMcfd               3.37                (9.9)               (0.6)
Gas              Swaps              May - Oct 2000        213 MMcfd               Var.                (0.6)               (0.6)
Gas              Swaps              Nov 2000 - Mar 2001   145 MMcfd               Var.                  --                  --
Gas              Futures            May - Jul 2000        370 MMcfd               2.37               (19.7)              (19.7)
Gas              Futures            Aug - Dec 2000        170 MMcfd               2.44               (15.5)              (15.5)
Gas              Fixed Price        Apr - Oct 2000         10 MMcfd               2.80                 0.2                 0.2
Gas              Fixed Price        Apr - Dec 2000         10 MMcfd               1.54                (3.3)               (3.3)
Gas              Fixed Price        Apr - Oct 2001         10 MMcfd               1.54                (3.1)               (3.1)
                 Physical Call s    Apr - Oct 2000         10 MMcfd               2.52                (0.7)               (0.4)
                 Sold

Oil              Puts Purchased     Apr - Dec 2000         34.5 Mbd              17.29                 0.7                 0.7
Oil              Calls Sold         Apr - Dec 2000         34.5 Mbd              21.77               (39.5)              (39.5)
Oil              Puts Purchased     Jan - Dec 2001           12 Mbd              19.33                 4.8                 4.8
Oil              Calls Sold         Jan - Dec 2001           12 Mbd              23.80                (8.7)               (8.7)
Oil              Puts Purchased     Jan - Dec 2001           23 Mbd              21.00                14.1                (1.0)
Oil              Puts Sold          Jan - Dec 2001           23 Mbd              18.03                (5.8)                0.4
Oil              Calls Sold         Jan - Dec 2001           23 Mbd              25.99               (11.1)               (2.2)
Oil              Swaps              Apr - Aug 2000           35 Mbd              20.31               (30.3)              (30.3)
Oil              Swaps              Sep - Dec 2000           30 Mbd              20.38               (15.5)              (15.5)
Oil              Swaps              Apr - Dec 2000            2 Mbd              19.59                (0.3)               (0.3)
Oil              Fixed Price        Apr - Oct 2000            2 Mbd              18.66                (0.2)               (0.2)
Oil              Fixed Price        Apr 2000                  8 Mbd              18.12                  --                  --
Oil              Fixed Price        Apr - Dec 2000            2 Mbd              20.04                  --                  --
Oil              Fixed Price        Apr 2000 - May 2001       8 Mbd              18.09                 0.1                 0.1
                                                                                              ------------        ------------
                                                                             Totals:          $     (161.7)       $     (161.4)
                                                                                              ============        ============

The following table summarizes the Company's closed positions as of March 31, 2000, relating to equity gas production:


                                                                                                       UNRECOGNIZED
                                       CONTRACT                                                         GAIN/(LOSS)
  PRODUCT            TYPE            TIME PERIOD                                                        (MILLIONS)
  -------            ----            -----------                                                        ----------
    Gas            Options             Apr 2000                                                          $ (2.0)
    Gas            Futures/Swaps       Apr 2000                                                            (5.6)
                                                                                                         -------
                                                                     Total:                              $ (7.6)
                                                                                                         =======

     The Company enters into financial contracts in conjunction with its alliance with South Jersey Resources Group (the "Alliance"). The Company has a 50% ownership interest in the Alliance which provides natural gas storage and customer service programs. The following table summarizes the Alliance's open positions at March 31, 2000:


                                                               WEIGHTED AVG.
                                                              PRICE PER MCF                               UNRECOGNIZED
                                CONTRACT                            -------        FAIR VALUE              GAIN/(LOSS)
PRODUCT          TYPE          TIME PERIOD         VOLUME                     (MILLIONS OF DOLLARS)   (MILLIONS OF DOLLARS)
-------     -------------    --------------     ------------  --------------  ---------------------   ---------------------
Gas         Calls Sold       May 2000             0.3 Bcf     $        2.50     $        (0.1)        $        (0.1)
Gas         Futures/Swaps    May - Dec 2000       4.9 Bcf              2.81               2.7                   2.7
            Purchased
Gas         Futures/Swaps    Jan - Dec 2001       7.0 Bcf              3.12               1.5                   1.5
            Purchased
Gas         Futures/Swaps    Jan - Dec 2002       3.1 Bcf              Var.                --                    --
            Purchased
Gas         Futures/Swaps    May - Dec 2000       2.4 Bcf              3.04              (0.9)                 (0.9)
            Sold
Gas         Futures/Swaps    Jan - Dec 2001       4.7 Bcf              2.92              (1.1)                 (1.1)
            Sold
Gas         Futures/Swaps    Jan - Dec 2002       2.3 Bcf              Var.                --                    --
            Sold

                                                                                   ----------         -------------
                                                                   Totals:         $      2.1         $         2.1
                                                                                   ==========         =============

FOREIGN CURRENCY RISK

    The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at March 31, 2000:




                                     NOTIONAL AMOUNT                              FAIR VALUE
                  MATURITY YEAR       (US$ MILLIONS)        FORWARD RATE        (US$ MILLIONS)
                  -------------       --------------        ------------        --------------

                      2000             $   18.0               C$1.4226             $ (0.4)
                      2004                 70.0               C$1.3630               (4.4)
                                        -------                                   -------
                                        $  88.0                                   $  (4.8)
                                        =======                                   =======

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

     Union Pacific Resources and its directors have been named as defendants in a lawsuit, Miller v. Union Pacific Resources Group Inc., in the District Court for Salt Lake County, Utah, alleging that the directors of Union Pacific Resources violated their fiduciary obligations in approving the Merger with Anadarko and the UPR and Anadarko Stock Option Agreements. Union Pacific Resources and its directors intend to contest the lawsuit vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10 Daywork Drilling Contract Agreement effective January 1, 2000, between Union Pacific Resources Company and Noble Drilling (U.S.) Inc.

11   Computation of earnings per share

12   Computation of ratio of earnings to fixed charges

15   Awareness letter of Arthur Andersen LLP dated May 15, 2000

27   Financial data schedule for the three months ended March 31, 2000

(b)  REPORTS ON FORM 8-K

On January 28, 2000, the Company filed a Current Report on Form 8-K, under Item 5, announcing the Company's 1999 annual operating results, net income and certain other financial and statistical information.

On February 17, 2000, the Company filed a Current Report on Form 8-K, under Item 5, updating its January 25, 2000 press release and the January 28, 2000 Current Report on Form 8-K to include information with respect to reserves at year-end 1999 and finding and development costs for 1999.

On April 7, 2000, the Company filed a Current Report on Form 8-K, under Item 5, announcing that Union Pacific Resources Group Inc., Anadarko Petroleum Corporation, a Delaware corporation, and Dakota Merger Corp., a Utah corporation and wholly owned subsidiary of Anadarko ("Subcorp"), had entered into an Agreement and Plan of Merger, dated as of April 2, 2000, pursuant to which Subcorp will merge with and into UPR, and UPR will become a wholly owned subsidiary of Anadarko.

     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 15, 2000




                     UNION PACIFIC RESOURCES GROUP INC.
                     (Registrant)


                     /s/ Morris B. Smith
                     ---------------------------------
                     Morris B. Smith,
                     Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and
                       Duly Authorized Officer)

                       UNION PACIFIC RESOURCES GROUP INC.

                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------
   10      Daywork Drilling Contract Agreement effective January 1, 2000, between Union Pacific Resources Company and Noble Drilling (U.S.)
           Inc.

   11      Computation of earnings per share

   12      Computation of ratio of earnings to fixed charges

   15      Awareness letter of Arthur Andersen LLP dated May 15, 2000

   27      Financial data schedule for the three months ended March 31, 2000